Form 10-Q
period 2026-03-31
Alamar Biosciences, Inc.
filed 2026-05-08
CIK 2104204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ____________

Commission File Number: 001-43235

Alamar Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4899036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47071 Bayside Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 626-9888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ALMR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026, the registrant had 69,311,186 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
estimates of our addressable market, market growth, future revenue, expenses, capital requirements and our needs for additional financing;
•
our expectations regarding the potential benefits of our strategy;
•
our expectations regarding the timing of potential regulatory submissions;
•
our expectations regarding the rate and degree of market acceptance of our products;
•
competitive companies and technologies and our industry;
•
our ability to manage and grow our business and develop and commercialize new products;
•
our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•
the performance of third-party manufacturers and suppliers;
•
the potential effects of government regulation;
•
our ability to hire and retain key personnel and to manage our future growth effectively;
•
our ability to obtain additional financing in future offerings;
•
the volatility of the trading price of our common stock; and
•
our expectations regarding the period during which we qualify as an “emerging growth company” under the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You should refer to the section titled “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, is set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q:

•
We have incurred losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain cash flows from operating activities in excess of our capital investment requirements or to achieve and sustain profitability.
•
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•
The proteomics market is highly competitive. If we fail to compete effectively, our business, financial condition and results of operations will suffer.
•
We have been, are and in the future may be, involved in legal proceedings, regulatory inquiries and other legal matters, which may have an adverse effect on our business, financial condition, results of operations and prospects.
•
If we do not successfully develop and introduce new assays for our ARGO HT instrument and new versions of our ARGO HT instrument, we may not generate new sources of revenue and may not be able to successfully implement our growth strategy.
•
Our business is significantly dependent on researchers who rely heavily on government funding, including NIH grants, and any reduction in, modification of the terms of or delay in such funding could adversely affect our sales and financial performance.
•
A significant portion of our revenue is comprised of research and development spending by research and academic institutions, a reduction in which could limit demand for our products and services and materially and adversely affect our business, financial condition and results of operations.
•
We and/or our third-party manufacturing partner may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
•
We are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products, and the loss of any of these suppliers could harm our business.
•
Enhanced trade tariffs, import restrictions, export restrictions, foreign regulations or other trade barriers may materially harm our business, financial condition and results of operations.
•
Our ARGO HT instrument and consumables are specialized, complex and difficult to manufacture. We could experience production problems that impact our or our third-party manufacturer’s ability to manufacture and ship our ARGO HT instrument and consumables, which would materially and adversely affect our business, financial condition and results of operations.
•
Our long-term results depend upon our ability to improve existing products and technology and develop and introduce new products and technologies successfully.
•
Conducting business internationally creates operational and financial risks for our business.
•
Our products could become subject to more onerous regulation by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
•
Failure to timely obtain necessary marketing authorizations for our future products that are intended for clinical or diagnostic uses may have a material adverse effect on our business, financial condition, results of operations, and prospects.
•
Our success will depend on our ability to obtain, maintain and protect our intellectual property rights, including through any related litigation. We are and may in the future be party to intellectual property litigation.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Alamar Biosciences, Inc.

Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$64,586	$30,002
Accounts receivable	19,524	12,753
Inventory	39,931	38,482
Prepaid expenses and other current assets	17,432	13,468
Total current assets	141,473	94,705
Restricted cash	4,907	4,907
Property and equipment, net	10,472	10,498
Operating lease right-of-use assets	25,671	26,130
Capitalized software, net	1,836	1,988
Other assets—noncurrent	2,092	1,764
Total assets	$186,451	$139,992
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,635	$5,872
Accrued and other current liabilities	16,814	15,759
Short-term operating lease liabilities	1,599	2,099
Total current liabilities	24,048	23,730
Long-term operating lease liabilities	28,979	29,564
Warrant liabilities	331	247
Term debt	9,877	9,810
Convertible note	65,094	—
Other noncurrent liabilities	1,197	599
Total liabilities	129,526	63,950
Convertible preferred stock	234,996	234,996
Stockholders’ deficit
Founders preferred stock	—	—
Common stock	1	1
Additional paid-in capital	12,108	9,892
Accumulated other comprehensive loss	(80)	(72)
Accumulated deficit	(190,100)	(168,775)
Total stockholders’ deficit	(178,071)	(158,954)
Total liabilities, convertible preferred stock and stockholders' deficit	$186,451	$139,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$21,341	$9,169
Service and other revenue	4,694	3,922
Total revenue	26,035	13,091
Cost of revenue:
Cost of product revenue	9,810	5,371
Cost of service and other revenue	1,768	1,331
Total cost of revenue	11,578	6,702
Gross profit	14,457	6,389
Operating expenses:
Research and development	13,017	8,302
Selling, general and administrative	13,787	6,640
Total operating expenses	26,804	14,942
Loss from operations	(12,347)	(8,553)
Interest income, net	539	786
Interest expense	(223)	(46)
Loss on remeasurement of convertible notes	(8,594)	—
Other (expense) income, net	(236)	154
Net loss before income tax	(20,861)	(7,659)
Provision for income taxes	464	—
Net loss	$(21,325)	$(7,659)
Net loss per share, basic and diluted	$(1.74)	$(0.68)
Weighted-average common shares outstanding, basic and diluted	12,259,811	11,258,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(21,325)	$(7,659)
Other comprehensive income (loss):
Currency translation adjustment	(8)	3
Unrealized loss on available-for-sale debt securities	—	(95)
Comprehensive loss	$(21,333)	$(7,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands, except share data)

							Additional	Accumulated other		Total
	Convertible preferred stock		Founders preferred stock		Common stock		paid-in-	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit
Balance at December 31, 2024	92,344,110	$234,996	488,831	$—	11,090,304	$1	$5,395	$149	$(138,956)	$(133,411)
Issuance of common stock upon exercise of stock options	—	—	—	—	287,985	—	243	—	—	243
Vesting of early exercised stock options	—	—	—	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	619	—	—	619
Other comprehensive loss	—	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	—	(7,659)	(7,659)
Balance at March 31, 2025	92,344,110	$234,996	488,831	$—	11,378,289	$1	$6,264	$57	(146,615)	$(140,293)

Balance at December 31, 2025	92,344,110	$234,996	488,831	$—	12,047,585	$1	$9,892	$(72)	$(168,775)	$(158,954)
Issuance of common stock upon exercise of stock options	—	—	—	—	824,237	—	661	—	—	661
Vesting of early exercised stock options	—	—	—	—	—	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	1,453	—	—	1,453
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(21,325)	(21,325)
Balance at March 31, 2026	92,344,110	$234,996	488,831	$—	12,871,822	$1	$12,108	$(80)	(190,100)	$(178,071)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,325)	$(7,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,167	888
Stock-based compensation	1,467	619
Accretion and amortization of premiums and discounts on investments, net	—	(208)
Loss on remeasurement of convertible notes	8,594	—
Convertible note issuance costs included in net income	361	—
Unrealized foreign exchange loss (gain)	165	(134)
Non-cash operating lease costs	461	465
Amortization of debt issuance costs	67	42
Change in fair value of warrant liabilities	84	(19)
Changes in assets and liabilities:
Accounts receivable	(6,854)	(533)
Inventory	(1,265)	(2,357)
Contract assets	—	282
Net investment in sales-type lease	—	86
Prepaid expenses and other current assets	(1,960)	191
Other noncurrent assets	(327)	182
Accounts payable	1,339	578
Operating lease liabilities	(1,087)	(463)
Accrued expenses and other liabilities	(1,234)	(5,028)
Net cash used in operating activities	(20,347)	(13,068)
Cash flows from investing activities:
Maturities of short-term investments	—	18,000
Purchases of property and equipment	(600)	(554)
Capitalized software development costs	(178)	(428)
Net cash (used in) provided by investing activities	(778)	17,018
Cash flows from financing activities:
Proceeds from issuance of convertible notes	56,500	—
Payment of third-party debt issuance costs	(324)	—
Proceeds from issuance of common stock upon exercise of stock options	1,803	243
Payment of deferred offering costs	(2,218)	—
Net cash provided by financing activities	55,761	243
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(52)	133
Net increase in cash, cash equivalents and restricted cash	34,584	4,326
Cash, cash equivalents and restricted cash at beginning of period	34,909	31,677
Cash, cash equivalents and restricted cash at end of period	$69,493	$36,003
Supplemental disclosure of cash-flow information:
Cash paid for interest	$156	$3
Noncash investing and financing items:
Vesting of early exercised stock options	102	7
Equipment transferred to inventory	214	169
Deferred offering costs included in accrued liabilities	2,090	—
Property and equipment included in accounts payable and accrued liabilities	583	457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Description of business and basis of presentation

Organization and description of business—Alamar Biosciences, Inc. (the “Company”) was incorporated in the State of Delaware on May 7, 2018, and is based in Fremont, California. The Company develops a highly sensitive proteomic liquid biopsy platform and sells instruments, consumables and services based on this platform to enable early detection of diseases.

As of March 31, 2026, the Company has wholly-owned subsidiaries in Asia, Europe and North America.

Reverse stock split—On April 8, 2026, the Company’s stockholders and board of directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s Class A and Class B common stock (collectively "Common Stock") and Founders Preferred Stock on a one-for-2.418 basis, which was effected on April 10, 2026 (the “Reverse Stock Split”). The number of authorized shares and the par values of the Common Stock and Series A-1, Series A-2, Series A-3, Series A-4, Series B, Series B-Plus and Series C convertible preferred stock ("Preferred Stock") and Founders Preferred Stock (collectively with Preferred Stock "Convertible Preferred Stock") were not adjusted as a result of the Reverse Stock Split. The number of issued and outstanding Preferred Stock were not adjusted as a result of the Reverse Stock Split. However, the conversion ratios for the Company’s Preferred Stock were proportionally adjusted such that the common stock issuable upon conversion of such Preferred Stock was decreased in proportion to the Reverse Stock Split. Likewise, the number of shares issuable upon exercise of outstanding options and common stock warrants and the related exercise price were adjusted in proportion to the Reverse Stock Split. All share and per share references, other than Preferred Stock, have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Initial public offering—On April 16, 2026, the Company’s Registration Statement on Form S-1 for its initial public offering (“IPO”) was declared effective, and on April 20, 2026, the Company completed its IPO of 12,937,500 shares of its common stock (which includes the exercise in full of the underwriters’ option to purchase an additional 1,687,500 shares of common stock), at a price to the public of $17.00 per share. The gross proceeds to the Company from the IPO were $219.9 million and the net proceeds amounted to $197.8 million after deducting underwriting discounts and commissions and estimated offering expenses incurred by the Company.

Immediately prior to the IPO, all of the shares of the Company's Class A common stock, Preferred Stock and Founders Preferred Stock then outstanding converted into shares of the Company's Class B common stock (the "Stock Conversions"). The Company immediately thereafter filed an amended and restated certificate of incorporation, and upon filing of the amended and restated certificate of incorporation, the Company’s Class B common stock was redesignated as common stock (the "Redesignation"). The Company's outstanding preferred stock warrants also converted into warrants to purchase 31,251 shares of common stock (together with the Stock Conversions, the “Conversions”). Additionally, the Company’s outstanding convertible notes were settled through the issuance of 3,910,025 shares of common stock.

The condensed consolidated financial statements as of March 31, 2026 do not give effect to the Conversions, the Redesignation or the IPO, as they occurred subsequent to March 31, 2026.

In connection with the closing of the Company’s IPO, the Company increased the authorized number of shares to 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Basis of presentation—The Company’s condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The condensed results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other future annual or interim period. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore,

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, (the “Securities Act”), on April 17, 2026 (the “Prospectus”).

Principles of consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and uncertainties—The Company is subject to certain risks and uncertainties, including but not limited to the following areas: dependence on key personnel, existing competitors or new market entrants, and dependence upon the availability of cash to sustain operations. The Company’s financial position or operating results may be materially affected by the foregoing factors.

2.
Summary of significant accounting policies

For a summary of the Company’s significant accounting policies refer to “Note 2—Summary of Significant Accounting Policies” in the notes to the financial statements as of and for the year ended December 31, 2025 included in the Prospectus. There have been no significant changes to these policies during the three months ended March 31, 2026.

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, disclosure of contingent liabilities, and the reported amounts of revenue and expense. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the estimates of the fair values of convertible preferred stock, convertible notes and common stock, stock-based compensation, inventory, expected credit losses, accrued liabilities, the fair value of warrant liability, discount rate associated with the leases, the estimates of the warranty expenses, and the valuation of allowances associated with deferred tax assets. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, the Company’s forecasts and future plans, current economic conditions and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations may be affected.

Segments—The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who manages the business globally within one operating and reportable segment. The segment focuses on developing a highly sensitive proteomic liquid biopsy platform and sells instruments, consumables, and services based on this platform to enable early detection of diseases. The CODM reviews and evaluates operating performance based on consolidated net loss, which is reported on the condensed consolidated statements of operations. The CODM manages operations on a consolidated basis for the purposes of allocating resources, making operating decisions, and evaluating financial performance. Assets, measures of profitability and significant segment expenses reviewed by the CODM are consistent with the presentation and disclosure in these condensed consolidated financial statements.

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash deposited with banks, money market funds and US treasury securities.

Restricted cash—Restricted cash consists of cash and cash equivalents held in a bank deposit account to secure a standby letter of credit from JPMorgan Chase Bank in lieu of security deposit for the lease of the Company’s current facility.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum totals of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$64,586	$30,002
Restricted cash	4,907	4,907
Total cash, cash equivalents and restricted cash	$69,493	$34,909

Accounts receivable—Accounts receivable consists of amounts due from customers for the sales of products and services. The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific allowance for credit losses is recorded to reduce the related receivable to the amount expected to be recovered, given all information presently available. Except for this allowance, the Company believes its receivables are collectible. Delinquency of accounts receivable is determined based on contractual terms, customer payment history and current creditworthiness.

The Company determined that no allowance on the outstanding accounts receivable balance was required to cover unexpected credit losses as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company did not write off any accounts receivable considered to be uncollectible.

During the three months ended March 31, 2026, and 2025, no customer represented 10% or more of total revenue.

As of March 31, 2026, no customer represented 10% or more of net accounts receivable. As of December 31, 2025, one customer represented 10% or more of net accounts receivable.

Software development costs—Costs to develop software for use in research and development activities with no alternative future use are charged to expense when incurred. The Company capitalizes certain costs incurred during the application development phase for other internal-use software.

Software embedded in the Company's instruments is considered software that is sold or otherwise marketed. Accordingly, the Company expenses development costs as incurred prior to establishing technological feasibility of the software. To date, no material costs have been incurred subsequent to establishment of technological feasibility.

Deferred offering costs—The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity offering until such offering is consummated. As of March 31, 2026 and December 31, 2025, a total of $4.9 million and $1.3 million in deferred offering costs related to the Company’s IPO were classified as prepaid expenses and other current assets in the condensed balance sheet. The Company closed its IPO on April 20, 2026, accordingly these costs will be recorded in stockholders’ equity as a reduction of the proceeds from the offering subsequent to March 31, 2026.

Revenue recognition—The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promises to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration which the Company expects to be entitled to, and therefore there is no variable consideration. Revenue is recorded net of distributor commissions and sales taxes collected on behalf of governmental authorities. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The Company determines standalone selling price using internal costs,

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

profit objectives, and historical pricing practices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by management, adjusted for applicable discounts. The Company's revenue arrangements generally do not provide a right of return. The payment term is usually net 30 days or other customer negotiated terms.

The Company sells its products to customers through multiple channels, including direct sales and through distributors. In certain instances, the Company may drop-ship products directly to end customers on behalf of the distributor. The Company assesses each distributor arrangement to determine whether the distributor is acting as a principal (controlling the product before transfer) or as an agent (arranging for the end user to obtain goods). Revenue is recognized at the point in time when control of the product transfers to the customer, which is typically upon shipment or delivery, based on the contractual delivery terms.

The Company generates revenue from sales of its analytical research equipment along with related reagents. The Company also recognizes service revenue under its Technology Access Program (“TAP”) and maintenance contracts. The Company recognizes revenue from these revenue streams as follows:

•
Sale of ARGOTM HT instruments—The ARGO HT System is a fully automated, high-throughput Precision Proteomics instrument which facilitates the analysis of large sets of biological samples. Revenue from the sale of ARGO HT instruments is generally recognized upon delivery to the end customer.
•
Sale of reagent kits and other consumables—The reagents used to run on the ARGO HT System are specialized and proprietary and can be provided to the customers only by the Company. Revenue from the sale of reagent kits and other consumables is generally recognized upon shipment.
•
TAP—TAP provides customers the opportunity to ship samples to be tested at the Company’s lab using either NULISA multiplex or single-plex assays, and analytical reports are delivered via an electronic file. Revenue from TAP services is generally recognized when the analysis data is made available to the customer.
•
Sale of maintenance contracts—The Company typically provides a one-year limited warranty for the ARGO HT System. After expiration of the initial warranty period, the Company offers a further 12-month maintenance contract, which can be purchased separately or together with the ARGO HT System. Revenue from these maintenance contracts is recognized as the services are rendered, typically ratably over the contract term. For the three months ended March 31, 2026 and 2025, no material amounts were recognized as revenue under maintenance contracts.

Advertising costs—Advertising costs consist primarily of expenses for advertising, promotional materials, tradeshows, brochures and websites and are expensed as incurred. Advertising costs totaled $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Functional currency and foreign currency translation—The Company uses the U.S. dollar as its reporting currency. Transactions in the subsidiary are recorded in the functional currency of the respective subsidiary and transactions denominated in currencies other than the functional currency give rise to foreign exchange remeasurement (monetary assets and liabilities) and related gains and losses that are classified in other (expense) income, net in the condensed consolidated statements of operations. The Company has not entered into any foreign currency derivative instruments to hedge its foreign currency positions.

For the subsidiary whose functional currency is not the U.S. dollar, the Company uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate the operating results and financial position to the U.S. dollar, respectively, which is the Company’s reporting currency. Translation differences are recorded in accumulated other comprehensive loss, a component of stockholders’ deficit.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. This update is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-internal-use software (Subtopic 350-40): Targeted Improvements to the Accounting for internal-use software. The standard removes references to development stages and requires capitalization of software costs when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

3.
Revenue

The Company reported revenue in the following categories for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Instruments	$7,381	$4,146
Consumables	13,960	5,023
Services	4,694	3,672
Other revenue	—	250
Total	$26,035	$13,091

The Company reported revenue in the following geographic areas for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$14,905	$9,469
Europe, Middle East and Africa (excluding United Kingdom)	3,972	1,422
United Kingdom	3,462	1,730
Asia-Pacific	2,409	450
Americas (excluding United States)	1,287	20
Total	$26,035	$13,091

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue activity during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue recognized that was included in the contract liability at the beginning of the year	$184	$351

As of March 31, 2026, deferred revenue was $2.4 million, of which $2.1 million is included within accrued and other current liabilities and is expected to be recognized to revenue in the next 12 months. The remainder will be recognized thereafter and is included within other noncurrent liabilities. Deferred revenue as of December 31, 2024, March 31, 2025, and December 31, 2025 was $0.6 million, $0.5 million and $0.8 million, respectively.

4.
Fair value measurements

Carrying amounts of certain of the Company’s financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents. There were no transfers between levels during the three months ended March 31, 2026 and 2025. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 based on the three-tier fair value hierarchy (in thousands):

	Fair Value at March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets included within cash and cash equivalents:
Money market funds	51,182	—	—	51,182
Total assets at fair value	$51,182	$—	$—	$51,182

Financial liabilities:
Warrant liabilities	$—	$—	$331	$331
Convertible notes	—	—	65,094	65,094
Phantom stock options	—	—	14	14
Total liabilities at fair value	$—	$—	$65,439	$65,439

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 based on the three-tier fair value hierarchy (in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets included within cash and cash equivalents:
Money market funds	$19,665	$—	$—	$19,665
Total assets at fair value	$19,665	$—	$—	$19,665

Financial liabilities:
Warrant liabilities	$—	$—	$247	$247
Phantom stock options	—	—	8	8
Total liabilities at fair value	$—	$—	$255	$255

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrant liabilities

The Company issued warrants to purchase shares of its convertible preferred stock, which did not meet the criteria for equity classification and are therefore classified as a liability. The estimated fair value of the convertible preferred stock warrant liability as of March 31, 2026 and 2025 was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

There were no material changes in the fair value of the Company’s warrant liabilities in the three months ended March 31, 2026 and 2025.

Convertible notes

As of March 31, 2026, the total estimated fair value of the convertible notes issued in January 2026 was $65.1 million. The fair value was determined based on a probability-weighted approach assuming the notes settled through an automatic conversion either upon an IPO or upon maturity. The value in an IPO scenario is directly calculated based on contractual terms. The fair value of the shares received upon conversion upon maturity is determined using an option pricing model to allocate the equity value of the Company to each class of security. The inputs to this calculation included the Company's volatility which is a significant unobservable input and results in this calculation being considered a Level 3 measurement within the fair value hierarchy. As of March 31, 2026, the assumed volatility was 68.5%. Refer to Note 7—Financing Arrangements for additional terms of the convertible notes.

The following table summarizes the changes in carrying value of the convertible notes for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Balance at beginning of period	$—
Issuance of convertible notes	56,500
Remeasurement of notes to fair value	8,594
Balance at end of period	$65,094

5.
Cash equivalents and marketable securities

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category as of March 31, 2026 (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Fair value
Financial assets included within cash and cash equivalents:
Money market funds	$51,182	$—	$51,182
Total	$51,182	$—	$51,182

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Fair value
Financial assets included within cash and cash equivalents:
Money market funds	$19,665	$—	$19,665
Total	$19,665	$—	$19,665

There were no short-term or long-term investments outstanding as of March 31, 2026 and December 31, 2025.

6.
Significant balance sheet components

Inventory—Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$24,145	$24,741
Work in progress	3,480	2,921
Finished goods	12,306	10,820
Total	$39,931	$38,482

Accrued and other current liabilities—Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$3,099	$6,856
Deferred revenue, current	2,110	470
Accrued warranty expense	980	870
Accrued deferred offering costs	2,090	734
Other accrued liabilities	8,535	6,829
Total	$16,814	$15,759

The Company’s product warranty provides that the ARGO HT System will operate materially in accordance with specifications for 12 months from the delivery date. The warranty does not provide the customer with a service in addition to the assurance that the product complies with agreed-upon specifications, therefore it is an assurance type warranty. The Company uses its understanding of industrial practice, expected site visits, potential use of spare parts, and other relevant information to accrue estimated warranty costs upon delivery of the ARGO HT Systems.

Changes in the reserve for product warranties were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$870	$556
Amounts charged to cost of revenue	440	260
Repairs and replacements	(330)	(191)
Balance at end of period	$980	$625

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7.
Financing arrangements

Convertible notes

On January 8, 2026, the Company issued unsecured convertible loan notes (the "Convertible Notes") to investors in an aggregate principal amount equal to the gross cash proceeds of $56.5 million. $15.6 million of the $56.5 million aggregate principal amount of issued Convertible Notes was purchased by investors that are considered related parties including Illumina Innovation Fund II, L.P., a fund affiliated with a member of the Company's board of directors and Sands Capital Life Sciences Pulse Fund II, L.P., a fund affiliated with a member of the Company's board of directors. The Convertible Notes mature 18 months from the initial issuance of the notes, if not earlier converted, and, after July 31, 2026, will accrue simple interest on a daily basis at 8% per annum. If Convertible Notes remain outstanding upon maturity, the Convertible Notes and all accrued and unpaid interest automatically convert into a variable number of shares of a new series of the Company's preferred stock with the number of shares dependent upon the trailing 12 months revenue and the Company's fully-diluted capitalization at maturity. In the event of an IPO, the Convertible Notes convert into shares of common stock at a conversion price equal to 85% of the offering price. The Convertible Notes are also subject to automatic or optional settlement in other events such as a qualifying or nonqualifying financing event or a change in control.

The Convertible Notes are accounted for under the fair value option, and issuance costs of $0.4 million were expensed upon closing. The Company recognized a loss on fair value remeasurement of the Convertible Notes of $8.6 million during the three months ended March 31, 2026.

Upon the closing of the Company's IPO, the Convertible Notes automatically converted into shares of its common stock as disclosed in Note 1— Description of Business and Basis of Presentation above.

8.
Stock plan

In July 2018, the Company’s board of directors approved the adoption of a stock plan (the “Stock Plan”) and the board of directors periodically approves changes in the number of authorized shares under the plan. The Stock Plan provides for the grant of restricted stock awards, incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, nonemployee directors and consultants of the Company. As of March 31, 2026 and December 31, 2025, only stock options had been granted under the Stock Plan. The stock option awards generally include service condition vesting terms of four years, with 25% of the award vesting one year from the vesting commencement date and then ratably over the following 36 months, though some vest over shorter periods, vesting monthly from grant date. Options granted under the Stock Plan generally expire ten years from the date of grant. Options are exercisable only to the extent vested unless early exercise is approved by the Company’s board of directors.

As of March 31, 2026 and December 31, 2025, 31,567 and 35,629 shares of common stock granted pursuant to the early exercise of options were outstanding and subject to the Company’s repurchase right. The exercise price of all stock options granted under the Stock Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Company's board of directors. As of March 31, 2026, total shares available for grant under the Stock Plan were 359,490.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$14	$8
Cost of service and other revenue	22	13
Research and development	392	229
Selling, general and administrative	1,039	369
Total stock-based compensation expense	$1,467	$619

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026, there was $18.0 million of unamortized stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.3 years.

Stock options

Stock option activity for the three months ended March 31, 2026 was as follows:

				Aggregate
		Exercise	Remaining	intrinsic
	Options	price per	contractual	value
	outstanding	share	life (in years)	(in thousands)
Balance outstanding, December 31, 2025	5,842,551	$3.18	8.27	$25,767
Options granted	1,433,765	$7.59
Options exercised	(824,237)	$2.85
Options cancelled/forfeited/expired	(14,832)	$3.78
Balance outstanding, March 31, 2026	6,437,247	$4.21	8.37	$56,256
Vested and expected to vest at March 31, 2026	6,785,106	$4.16	8.39	$59,223
Exercisable at March 31, 2026	3,318,094	$2.97	7.60	$29,512

The weighted-average grant date fair value of options granted was $4.89 and $2.44 per share for the three months ended March 31, 2026 and 2025, respectively. The intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $4.5 million and $0.7 million, respectively.

The Company estimated the fair value of stock options granted during the three months ended March 31, 2026 and 2025, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.87%	4.45%
Expected volatility	68.3%	83.1%
Expected term (in years)	6.0	6.0

Other grants

Stock activity during the three months ended March 31, 2026 for grants of restricted stock awards (“RSAs”) to employees outside of the Stock Plan was as follows:

		Weighted-
	RSAs	average
	outstanding	grant date FV
Balance outstanding, December 31, 2025	34,877	$4.18
RSAs vested	(5,583)
Balance outstanding, March 31, 2026	29,294	$4.18

For the three months ended March 31, 2026 and 2025, the total fair value of shares vested was de minimis.

In April 2025, the Company adopted the Employee Phantom Option Plan, which allows for the issuance of Phantom Options to purchase Phantom Shares of the Class B Common Stock of the Company. Following the IPO, Phantom Shares may be converted into common shares at a defined conversion price. Upon completion of the IPO and government registration, all outstanding Phantom Options automatically convert into options to acquire common stock. The Company issued 8,945 phantom stock options during the three months ended March 31, 2026 with a weighted-average exercise price of $7.59 per share.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9.
Commitments and contingencies

Legal proceedings

Olink Proteomics AB and Olink Proteomics, Inc. v. Alamar Biosciences, Inc., United States District Court for the District of Delaware, Case No. 1:23-cv-1303-MN. Olink Proteomics AB and Olink Proteomics, Inc. commenced the litigation on November 15, 2023. The complaint alleges infringement of U.S. Patent No. 7,883,848 by Alamar’s manufacture, use, offer for sale, sale, marketing and/or distribution of its Nucleic acid Linked Immuno-Sandwich Assay (“NULISA”) platform used with or without its ARGO HT system. The asserted patent relates to a method for detecting functional interactions between at least two molecules of interest. Alamar filed a motion to dismiss, which the Court granted on February 11, 2025, without prejudice to Olink filing an amended complaint. The case is currently stayed. The case was stayed pending the outcome of IPR2024-01353 and the Final Written Decision issued on March 4, 2026, described below. Olink filed an amended complaint, repleading its claims under U.S. Patent No. 7,883,848, on April 2, 2026. The court lifted the stay of the Delaware district court litigation on April 7, 2026.

Alamar Biosciences, Inc. v. Olink Proteomics AB, United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case No. IPR2024-01353. On August 23, 2024, Alamar filed a Petition for Inter Partes Review challenging all claims of U.S. Patent No. 7,883,848. The PTAB instituted trial on all grounds raised in Alamar’s Petition. On March 4, 2026, the PTAB issued a Final Written Decision finding that no claims were unpatentable. Alamar has 30 days from this decision to seek Rehearing, 30 days to seek Director Review, and 63 days to file a notice of appeal to the United States Court of Appeals for the Federal Circuit. As of March 31, 2026 and 2025, losses are not probable or estimable.

10.
Leases

In November 2021, the Company entered into a noncancelable operating lease for its current headquarters. The lease, as amended, commenced in January 2022 and expires in January 2034. A portion of the facility was subleased to Attovia Therapeutics, Inc. (“Attovia”), a related party, through March 2025. See Note 11—Related party transactions for additional information. The Company also leases office space in Europe and Asia as of March 31, 2026.

As of March 31, 2026, the Company has one lease in China which has not yet commenced or been recognized, since the facility is not yet available for the Company’s use. Fixed lease payments for the lease which is expected to commence in the second or third quarter of 2026 are $1.3 million over the five-year lease term.

In April 2026, the Company entered a lease for manufacturing, research and office space in Fremont, California. Delivery of the premises for construction of leasehold improvements is expected during the second quarter of 2026. The initial term of the lease is approximately 159 months depending on the timing of completion of leasehold improvements. The Company is eligible to receive up to $7.5 million in tenant improvement allowances. The total future minimum lease payments are up to $33.9 million of which none are due in the next 12 months.

As of March 31, 2026, maturities of the Company’s operating lease liabilities under noncancelable leases are as follows (in thousands):

2026 (remaining nine months)	$3,593
2027	5,697
2028	5,850
2029	6,007
2030	6,117
Thereafter	19,715
Total undiscounted lease payments	46,979
Less imputed interest	(16,401)
Present value of operating lease liabilities	$30,578

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11.
Related party transactions

In December 2022, the Company established Attovia as a wholly owned subsidiary, and the Company subsequently distributed its interest in Attovia to investors in 2024. The Company’s Chief Executive Officer has been a director of Attovia since its inception; thus, Attovia is a related party. The following table summarizes the related party transactions between the Company and Attovia during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
TAP service revenue	$60	$—
Licensing revenue	$—	$250
Sublease income	$—	$190
Other facility related income	$—	$90
Professional service and equipment rental income	$—	$8

The TAP service revenue and the licensing revenue were recorded in service and other revenue in the condensed consolidated statements of operations. All the other items in the above table were recorded as reductions to operating expenses.

12.
ADDF Funding Agreement

In December 2024, the Company entered into the Agreement for Biotechnology Funding (the “Funding Agreement”) with the Alzheimer’s Drug Discovery Foundation (“ADDF”) to support research and development activities for the project “Development of ARGO DX™”. The Funding Agreement provides up to $10.0 million over 36 months, commencing within six weeks of acceptance.

Funds must be used solely for activities described in the grant proposal titled “Development of ARGO DX™ for a new generation of blood-based diagnostics for Alzheimer’s disease and related neurodegenerative diseases” or a revised grant proposal approved in writing by ADDF. This funding is distributed across various milestones, including product definition, prototype development, manufacturing, analytical and clinical testing, and FDA submission. In exchange, the Company has agreed to pay ADDF a low single digit royalty on sales of the ARGO DX™ as well as certain milestone payments based on sales of the ARGO DX™, up to an aggregate of $4.75 million in potential payments.

The Company has determined that the ADDF agreement is not within the scope of ASC 606 or other authoritative literature. The Company has determined that the payment from ADDF represents a reduction of research and development expense and recognizes the funding received as services are provided. Payments received are recorded within accrued and other current liabilities on the condensed consolidated balance sheets until they are earned.

The following table summarizes the activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning liability	$457	$851
Payments received	$1,784	$—
Amount recognized as contra research and development	$(1,060)	$(215)
Ending liability	$1,181	$636

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

13.
Net loss per share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Convertible preferred stock	39,313,815	39,313,815
Outstanding stock options	6,437,247	5,256,864
Unvested restricted stock awards	29,294	—
Stock subject to repurchase	347,859	8,076
Preferred stock warrants	31,251	31,251
Common stock warrants	112,847	84,162
Convertible Notes(1)	5,231,776	—
Total	51,504,089	44,694,168

(1) In applying the if-converted method, conversion of the Convertible Notes was not assumed for purposes of computing diluted earnings per share as the effect would be anti-dilutive. As the number of shares underlying the Convertible Notes is subject to contingencies such as the occurrence of an IPO, and the IPO price, the Convertible Notes are considered contingently issuable potential common shares. As no contingencies had been met as of March 31, 2026, the number of shares excluded from earnings per share due to the anti-dilutive effect was based on the conversion price calculation used upon maturity, as if the conversion occurred on March 31, 2026.

14.
Subsequent events

As described in Note 1—Description of Business and Basis of Presentation, the Company completed its IPO and related transactions on April 20, 2026. In connection with the closing of the Company’s IPO, the Company increased the authorized number of shares to 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

In April 2026, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. In connection with the IPO, the Company issued certain directors and employees, including its executive officers, stock options to purchase an aggregate of 1,396,974 shares of its common stock with an exercise price of $17.00 per share, under the 2026 Plan. In addition, in connection with the IPO, the Company granted certain directors and employees, including its executive officers, an aggregate of 314,611 RSUs under the 2026 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on April 17, 2026 (the “Prospectus”) that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-294697) (the “Registration Statement”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled "Special Note Regarding Forward-Looking Statements." Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars. Unless the context otherwise requires, all references in this section to the “Company”, “Alamar”, “we” “our” or “us” refers to the business of Alamar Biosciences, Inc. and its subsidiary.

Overview

We are a commercial-stage proteomics company establishing a gold standard in protein detection and analysis. Our proprietary NULISA technology was purpose-built to address the limitations of existing proteomics tools by detecting protein biomarkers at extremely low concentrations in non-invasive biological fluids, such as blood, with ultra-high sensitivity, high specificity, flexible multiplexing, broad dynamic range and seamless automation. We refer to this combination of features as “Precision Proteomics,” and believe it fills a critical gap in the field of advanced proteomics, enabling researchers to establish the relationship between incremental changes in multiplexed protein biomarkers and the clinically meaningful differences in health, disease and drug therapy. Our integrated platform consists of proprietary instruments, consumables and analytical software that is designed to provide scientists with an end-to-end solution to precisely and consistently measure from one to hundreds of low-abundance and difficult-to-detect biomarkers across the continuum of discovery, translational research and ultimately diagnostics.

We commercially launched our proprietary instrument, the ARGO HT System in January 2024 and have already experienced rapid adoption, with more than 300 customers across 25 countries and a cumulative installed base of over 100 instruments with an average annual pull-through greater than $400,000 per instrument for the year ended December 31, 2025. We define average annual consumable pull-through per instrument as the total consumables revenue in the given period divided by the average instrument installed base during that period. We calculate the average instrument installed base for a given period using the instrument installed base as of the last day of the prior period and the instrument installed base as of the last day of the given period.

We are also developing a second instrument as part of our IVD platform, called the ARGO HT/DX instrument, for which we intend to provide a submission to the FDA for marketing authorization in 2027. The robust performance of our platform is further evidenced in over 100 scientific publications since our commercial launch. Our customers include top global research and academic institutions, biopharmaceutical companies, contract research organizations and service labs. We have also established multiple multi-million dollar collaborations with renowned research foundations to help support the development of our ARGO HT/DX instrument and the discovery of biomarkers in neurodegenerative disease.

We are a trusted partner to our customers, with a market reputation built on our deep understanding of, and ability to address, their evolving needs. For the three months ended March 31, 2026, 56% of our sales revenue was generated from academic institutions, 39% was generated from biopharmaceutical companies and 4% was generated from distributors.

We sell our products primarily through our direct sales channels in North America, Europe, and China, which together account for the majority of our revenue. In addition, we have established distribution agreements in Australia, portions of Eastern Europe, India, Japan, Singapore and South Korea. Our products are currently sold for research use only. For the three months ended March 31, 2026, 62% of sales were from the Americas region, 29% was from the Europe and in the Middle East & Africa (“EMEA”) region and 9% was from the Asia-Pacific (“APAC”).

We devote a significant portion of our resources to research and development. Our research and development efforts focus on developing new panels of assays to target an expanding menu of protein targets; improving the performance of our existing assays and software; developing new ARGO instrument solutions, including the ARGO HT/DX instrument, for which we intend to provide a submission to the FDA for marketing authorization in 2027; enhancing and expanding the capabilities of the ARGO HT instrument; developing integrated software and workflows across multiple solutions that work with our instruments; and evaluating new technologies.

To date, we have funded our operations primarily through sales of our instruments and consumable products, the issuance of convertible preferred stock and common stock, convertible note financings and debt financings. In April 2026, we completed our IPO of 12,937,500 shares of our common stock (which includes the exercise in full of the underwriters' option to purchase an additional 1,687,500 shares of common stock), at a price to the public of $17.00 per share. Our gross proceeds from the IPO were $219.9 million and the net proceeds amounted to $197.8 million, after deducting underwriting discounts and commissions and estimated offering expenses incurred by us.

Since our inception in 2018, we have incurred net losses each year. Net losses were $21.3 million and $7.7 million in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $190.1 million and unrestricted cash and cash equivalents of $64.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts and, to a lesser extent, from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the near term as we invest in the continued growth of our business to include increasing headcount required to develop, sell, and support our platforms, scale our technology platform and introduce new products and services, protect and defend our intellectual property and potentially acquire new businesses or technologies. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

Key business metrics

We regularly review a number of operating and financial metrics, including the following key business metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, we anticipate these may change or may be substituted for additional or different metrics as our business evolves and as we introduce new products.

Our products are used by leading research and academic institutions, biopharmaceutical companies, contract research organizations and service labs around the globe. We believe the instrument installed base is one of the indicators of our ability to drive customer adoption of our products.

We define the instrument installed base as the cumulative number of ARGO instruments placed with customers since inception, whether they are being sold, or to a much smaller extent, leased or loaned to the customers. Our instrument installed base grew from 36 as of December 31, 2024 to 102 as of December 31, 2025. Our goal is to continue to grow the instrument installed base and we expect to evaluate and report changes to our instrument installed base on an annual basis.

Key factors affecting our performance

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in the section titled “Risk Factors.”

Instrument sales

Our financial performance has been, and is expected to continue to be, significantly influenced by the rate of sales of our ARGO HT instruments. Management views instrument sales as a key measure of current business performance and an important leading indicator of future consumables revenue. We expect instrument sales to grow as we deepen penetration in existing markets and expand into new markets, including through the introduction of new instruments, features and solutions, and new assays to run on the platform.

We plan to drive instrument sales growth through several strategies, including expanding our global sales organization, introducing new instruments, and continuing to enhance the underlying technology and applications that support life sciences research, as well as entering into new disease markets. We regularly solicit customer feedback and focus our research and development efforts on enhancing the ARGO HT instrument, expanding its application capabilities to address evolving customer needs, and developing new versions of the ARGO instrumentation and software. We believe these enhancements support increased adoption of our instruments and drive recurring consumables sales. In addition, we are developing future instruments designed to support the full continuum of discovery, translational research, and diagnostics, which we believe will expand our addressable market and increase utilization among customers, if approved.

We leverage our TAP Services to demonstrate the differentiated value of our technology. Our sales process can vary significantly based on customer type and experience with proteomics and immunoassays. In many cases, the sales process includes proof-of-concept studies conducted through TAP Services and the generation of analytical data prior to an instrument purchase. While the use of TAP Services often reinforces the sensitivity and specificity advantages of our technology and supports instrument adoption, it can also extend the overall sales cycle. Sales cycles for institutional customers may further vary based on factors such as research stage, familiarity with our products, prior purchasing history, and system adoption strategies. As a result of this variability, we have experienced, and expect to continue to experience, period-to-period fluctuations in instrument sales.

Consumables revenue

We regularly evaluate trends in recurring consumables revenue based on our product portfolio, customer base, and our understanding of how customers use our products. Consumables revenue and the relative contribution of individual consumable products may vary from quarter to quarter. These fluctuations may result from several factors, including the introduction of enhanced features and additional solutions.

As our installed base of instruments grows, we expect consumables revenue to increase in absolute terms and to become an increasingly significant contributor to our overall revenue over time.

We expect our consumables pull-through per instrument to fluctuate as our installed base expands. Expansion into new markets with less experienced users, or into smaller labs with less funding, could reduce average pull-through. We could also experience higher pull-through during periods when customers conduct large cohort projects.

Seasonality

Since the introduction of our platform, we have experienced sequential period revenue growth. However, in future periods we expect our instruments and consumables purchasing patterns to be impacted by our customers’ funding and budget cycles, which could create seasonal purchasing patterns. For example, a significant portion of our customers rely on government funding and research grants, and certain customers have budget cycles that typically expire at year-end. As a result, we expect our customer base may exhibit higher instrument purchases and consumables pull-through per instrument in the fourth quarter compared to the first three quarters of the year. We also expect in future periods that the first quarter revenue may be less than the quarter preceding it, or the fourth quarter of the prior fiscal year.

Services revenue

While a smaller percentage of revenue compared to our product revenue, an important portion of our business is our service-related offerings. We derive services revenue from (i) our TAP services for customers looking to evaluate the benefits and (ii) service contracts for maintenance and repair of our ARGO HT instruments. Our maintenance and repair contracts are offered generally for a 12-month period and extend the one-year limited warranty for the ARGO HT System. Revenue is recognized as the services are rendered over the contract term beginning after the one-year limited warranty. We expect that our maintenance and repair services revenue to grow as the initial warranty period expires and as our instrument installed base grows. As our platform continues to gain increased adoption and the number of publications covering our products increase, we expect that our TAP services grow at a slower rate than other areas of our business.

Revenue mix and gross margin

Our revenue is derived from sales of our instruments, consumables and services. There will be fluctuations in mix between these offerings from period to period impacting both revenue and gross margin. As our instrument installed base grows, we expect consumables revenue to continue to become a larger percentage of revenue.

The list prices of our consumables vary by product. Future instrument and consumable selling prices and gross margins may fluctuate due to a variety of factors, including the manufacturing costs of such products, the introduction by others of competing products and solutions, and tariffs. We aim to mitigate downward pressure on our average selling prices by increasing the value proposition offered by the performance of our instruments and consumables, primarily by, for example, expanding the applications for our instruments, increasing the quantity and quality of data that can be obtained using our consumables, and improving the user experience.

In the near term, as we expect increased demand for our products, we expect to increase costs for the expansion of manufacturing, warehousing and product distribution facilities which could negatively impact on our gross margins as we add capacity in advance of full utilization. In addition to the impact of competing products entering the market, the future margin profiles of our instruments and consumables and any royalties, may impact our gross margins.

Continued investment in growth

Our significant revenue growth has been driven by rapid innovation and the strong adoption of our offerings by customers. We intend to continue making targeted investments to drive revenue growth and scale our operations, and as a result, we expect related expenses to increase.

We have invested, and will continue to invest, substantially in our manufacturing capabilities and commercial infrastructure. The expansion of our Fremont, California facilities has supported these efforts by providing additional manufacturing, research and development, and general office space.

We also plan to increase investment in research and development by hiring employees with the scientific and technical expertise needed to enhance existing products and bring new products to market. These investments are expected to result in higher research and development expenses and increased stock-based compensation. In addition, we plan to expand our sales and marketing activities and expect general and administrative expenses and stock-based compensation to increase as we support our growth and operate as a publicly traded company. We expect full-year total stock-based compensation charges for 2026 to be in the range of $13 million to $15 million.

While fluctuations in cost of revenue, operating expenses, and capital expenditures may result in short-term adverse impacts on our results of operations and cash flows, we believe these investments are critical to supporting our long-term growth and scalability.

Components of results of operations

Revenue

We generate revenue primarily from the sale of our ARGO HT instrument and associated consumables. We also derive service revenue from our TAP, which provides customers with the opportunity to ship samples to be tested at our lab using either NULISA multiplex or single-plex assays, and analytical reports are delivered via an electronic file, often prior to instrument purchase, and from the sale of instrument maintenance contracts, which extend support beyond the standard one-year warranty period. For the portion of sales denominated in foreign currencies, our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in euros.

Revenue from instruments is generally recognized upon delivery and consumables are generally recognized upon shipment. Revenue from consumables is largely driven by the size of our instrument installed base and the volume of consumables sold per instrument. Revenue from TAP services is recognized when analytical results are delivered to the customer. Maintenance contract revenue is recognized ratably over the contract term, with the coverage beginning after the expiration of the standard one-year warranty period.

Cost of revenue

Cost of revenue primarily consists of manufacturing costs incurred in the production process including personnel and related costs, third party manufacturing costs, costs of component materials, labor and overhead, packaging and delivery costs, royalty payments and allocated costs including facilities and information technology. We plan to hire additional employees as well as expand our manufacturing, warehousing and product distribution facilities, including increasing manufacturing automation to support our growth. In addition, cost of revenue includes warranty costs, provisions for slow-moving and obsolete inventory, personnel and related costs, and component costs incurred in connection with our obligations under our instrument service agreements. We expect cost of revenue to increase in absolute dollars in future periods.

Gross profit and gross margin

Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume and changes in product design; and product warranty obligations.

Operating expenses

Our operating expenses consist of (i) research and development and (ii) selling, general and administrative expenses.

Research and development

Research and development expense primarily consists of personnel and related costs, laboratory supplies, allocated costs including facilities and information technology, equipment maintenance, independent contractor costs, and prototype and materials expenses.

We plan to continue to invest in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. We expect allocated facilities costs to increase as we grow the size of our research and development facilities in Fremont, California. We expect research and development expense will increase substantially in absolute dollars in future periods.

Selling, general and administrative

Selling, general and administrative expense primarily consists of costs related to the selling and marketing of our products, including sales incentives and advertising expenses and costs associated with our finance, accounting, legal, human resources and administrative personnel. Related costs associated with these functions, such as attorney and accounting fees, recruiting services, administrative services, insurance, public relations and communication activities, marketing programs and trade show appearances, travel, customer service costs and allocated costs including facilities and information technology, are also included in selling, general and administrative expenses.

We expect to incur additional selling, general and administrative expenses due to continued investment in our sales, marketing and customer service efforts to support the anticipated growth of our business. We also expect increased infrastructure costs, as well as increased costs for accounting, human resources, legal, insurance, investor relations and other costs associated with operating as a public company. We expect to continue our hiring, in the United States as well as internationally, in all these areas in line with the continued growth of our business. We also expect allocated facilities costs to increase as we expand our facilities in Fremont, California. We expect selling, general and administrative expenses to increase substantially in absolute dollars in future periods.

Interest income, net

Interest income, net primarily includes interest earned from our investments. Results can vary based on investment balances and prevailing interest rates.

Interest expense

Interest expense consists of interest on our outstanding debt. See the subsection titled “—Liquidity and capital resources” below.

Loss on remeasurement of convertible notes

Loss on remeasurement of convertible notes consists of losses resulting from the convertible notes which are measured at fair value on a recurring basis. For additional details refer to "Note 7 - Financing arrangements".

Other expense, net

Other expense, net consists primarily of foreign currency gains and losses related to exchange rate fluctuations affecting international operations. These expenses can fluctuate based on market conditions and currency volatility.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below:

	Three months ended March 31,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Product revenue	$21,341	$9,169	$12,172	133%
Service and other revenue	4,694	3,922	772	20%
Total revenue	26,035	13,091	12,944	99%
Cost of revenue:
Cost of product revenue(1)	9,810	5,371	4,439	83%
Cost of service and other revenue(1)	1,768	1,331	437	33%
Total cost of revenue	11,578	6,702	4,876	73%
Gross profit	14,457	6,389	8,068	126%
Operating expenses:
Research and development(1)	13,017	8,302	4,715	57%
Selling, general and administrative(1)	13,787	6,640	7,147	108%
Total operating expenses	26,804	14,942	11,862	79%
Loss from operations	(12,347)	(8,553)	(3,794)	44%
Interest income, net	539	786	(247)	(31)%
Interest expense	(223)	(46)	(177)	385%
Loss on remeasurement of convertible notes	(8,594)	—	(8,594)	N/M
Other (expense) income, net	(236)	154	(390)	(253)%
Net loss before income tax	(20,861)	(7,659)	(13,202)	172%
Provision for income taxes	464	—	464	N/M
Net loss	$(21,325)	$(7,659)	$(13,666)	178%

N/M – Not meaningful
(1) - Includes stock-based compensation expense as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of product revenue	$14	$8
Cost of service and other revenue	22	13
Research and development	392	229
Selling, general and administrative	1,039	369
Total stock-based compensation expense	$1,467	$619

Revenue

	Three months ended March 31,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Instruments	$7,381	$4,146	$3,235	78%
Consumables	13,960	5,023	8,937	178%
Total product revenue	21,341	9,169	12,172	133%
Services	4,694	3,672	1,022	28%
Other	—	250	(250)	(100)%
Total services and other revenue	4,694	3,922	772	20%
Total revenue	$26,035	$13,091	$12,944	99%

Revenue was $26.0 million in the three months ended March 31, 2026 compared to $13.1 million in the three months ended March 31, 2025. Product revenue, which is comprised of instrument revenue and consumables revenue, increased by $12.2 million, or 133%, to $21.3 million in the three months ended March 31, 2026, compared to $9.2 million in the three months ended March 31, 2025. Instrument revenue increased by $3.2 million, or 78%, primarily due to the increase of the number of instruments delivered. Consumables revenue increased by $9.0 million, or 178%, due to increased demand for our multiplex panel kits which was driven by growth of our instrument installed base. A portion of the increase was also attributable to a slight increase in the average selling price of our consumables.

Service and other revenue increased by $0.8 million, or 20%, to $4.7 million in the three months ended March 31, 2026, compared to $3.9 million in the three months ended March 31, 2025. The increase was primarily due to increased TAP services, including services to develop custom assays, as well as higher volumes of instrument maintenance service agreements.

Cost of revenue

Cost of revenue was $11.6 million in the three months ended March 31, 2026 compared to $6.7 million in the three months ended March 31, 2025. Cost of product revenue increased by $4.4 million, or 83%, to $9.8 million in the three months ended March 31, 2026, compared to $5.4 million in the three months ended March 31, 2025. The increase was primarily driven by increased sales volume of both instruments and consumables, partially offset by realization of manufacturing efficiencies as consumable production has scaled.

Cost of service and other revenue increased by $0.4 million, or 33%, to $1.8 million in the three months ended March 31, 2026, compared to $1.3 million in the three months ended March 31, 2025. The increase was primarily due to an increase in TAP services and services provided under instrument maintenance service agreements.

Gross profit and gross margin

Gross profit was $14.5 million in the three months ended March 31, 2026, compared to $6.4 million in the three months ended March 31, 2025. Gross margin was 56% in the three months ended March 31, 2026, compared to 49% in the three months ended March 31, 2025. The increase in gross margin was primarily attributable to the realization of manufacturing efficiencies for consumables due to larger production volumes, higher average selling prices for both instruments and consumables, and a change in product mix (with a greater proportion of revenue derived from consumables, which have higher gross margins than instruments).

Operating expenses

Research and development

Research and development expense increased by $4.7 million, or 57%, to $13.0 million in the three months ended March 31, 2026, compared to $8.3 million in the three months ended March 31, 2025. The increase was primarily attributable to an increase in lab supply costs to expand our consumable product offerings, as well as 55% increase in personnel headcount, which resulted in higher compensation-related costs and higher consulting costs associated with technology and product development.

Selling, general and administrative

Selling, general and administrative expense increased by $7.1 million, or 108%, to $13.8 million in the three months ended March 31, 2026, compared to $6.6 million in the three months ended March 31, 2025. The increase was primarily attributable to a 69% increase in personnel headcount which resulted in higher compensation-related costs associated with the growth of our sales, marketing and support teams as well as other functions and increased professional services costs for legal and accounting services.

Interest income, net

Interest income, net decreased by $0.2 million, or 31%, to $0.5 million in the three months ended March 31, 2026, compared to $0.8 million in the three months ended March 31, 2025. The decrease was primarily attributable to lower average invested balances throughout the periods, as funds were utilized to support operating activities as well as a decrease in market interest rates.

Interest expense

Interest expense increased by $0.2 million, or 385%, to $0.2 million in the three months ended March 31, 2026, compared to less than $0.1 million in the three months ended March 31, 2025. The increase was primarily attributable to the Company's term loan balance of $10.0 million outstanding under the amended SVB Loan Agreement during the three months ended March 31, 2026, which was drawn in September 2025.

Loss on remeasurement of convertible notes

Loss on remeasurement of convertible notes was $8.6 million in the three months ended March 31, 2026. The loss was due to the increase in the fair value of the convertible notes issued during the three months ended March 31, 2026 resulting from increased proximity to our IPO.

Other (expense) income, net

Changes in other (expense) income, net are primarily driven by realized and unrealized gains from foreign currency rate measurement fluctuations.

Liquidity and capital resources

As of March 31, 2026, we had $64.6 million in unrestricted cash and cash equivalents, $4.9 million in restricted cash, and access to a total of up to $50.0 million of unused committed term loan facility and undrawn revolver balance with Silicon Valley Bank, a division of First Citizens Bank (“SVB”), subject to certain conditions. Management believes that our cash and cash equivalents at March 31, 2026 and the proceeds from our IPO will be sufficient to fund our current operating plans and meet our anticipated obligations for at least the next 12 months.

Since inception, our principal sources of liquidity have been proceeds from the sale of our equity securities, revenue from sales of our products and services, and, to a lesser extent, borrowings from loan facilities. As of March 31, 2026, we had an accumulated deficit of $190.1 million, attributable to ongoing operating losses as business activities expanded toward commercialization.

On July 11, 2024, we entered into a loan and security agreement with SVB which permitted us to draw term loan advances of up to an aggregate sum of $35.0 million under Tranche A and Tranche B. This amount remained undrawn until the agreement was amended in September 2025. On September 19, 2025, we entered into an amendment to the SVB Loan Agreement (the “Amendment”), which modified the availability, maturity, and certain other terms of the loan facility. As a result of the Amendment, the total borrowing capacity increased to $75.0 million, consisting of a $10.0 million revolving line of credit and up to three tranches of term loan borrowings: Tranche 1, up to $35.0 million available through June 30, 2027, Tranche 2, up to $15.0 million available through June 30, 2027 if we have achieved at least $40.0 million in revenue on a trailing six month basis on or prior to December 31, 2026, and an uncommitted accordion of $15.0 million we may request through June 30, 2028 subject to SVB’s discretion. These borrowings on the Term Loan are also conditional on maintaining ongoing covenant compliance. Borrowings on the line of credit are also subject to a borrowing base limitation of 85% of our eligible accounts receivable. Upon signing the Amendment, we borrowed $10.0 million under the loan facility as required and issued a warrant to purchase 28,685 shares of our Class B common stock to SVB. Borrowings under the SVB Loan Agreement mature on June 1, 2029 or on June 1, 2030 if certain revenue and compliance criteria are met, and the revolver matures on September 19, 2028. Additional details of the SVB Loan Agreement are included in Note 7 - Financing arrangements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On January 8, 2026, we issued unsecured convertible loan notes (the “Convertible Notes”) to certain investors in an aggregate principal amount of $56.5 million. Upon the closing of our IPO, the Convertible Notes automatically converted into 3,910,025 shares of the Company's common stock.

On April 20, 2026, we completed our IPO and received net proceeds of $197.8 million after deducting underwriter commissions and discounts and estimated offering expenses incurred by the Company.

Future funding requirements

We expect to continue incurring substantial operating losses in the near term as we invest in research and development, manufacturing, and the continued commercialization of our platform and NULISA technology, including the ARGO HT instrument as well as development of the ARGO HT/DX instrument. As of March 31, 2026, we had $64.6 million in unrestricted cash and cash equivalents, as well as an unused committed term loan facility and undrawn revolver balance totaling up to $50.0 million with SVB, subject to certain conditions. While management believes that our cash and cash equivalents at March 31, 2026 and the proceeds from our IPO will fund our current operating plans and meet our anticipated obligations for at least the next 12 months, substantial additional capital may be required to support longer-term growth and operational objectives.

Our future capital requirements will depend on various factors, including, but not limited to, the continued scaling efforts for the ARGO HT System and consumables; research and development activities for next-generation technologies, portfolio expansion, and future clinical studies; regulatory costs related to our ARGO HT/DX system and any other future instruments we develop, including seeking any regulatory approvals; general operational expenditures including personnel, facilities, and systems infrastructure; and potential debt service or repayment obligations on our term loan facility.

As of March 31, 2026, contractual obligations for operating leases totaled $47.0 million as further described in Note 10 - Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We may seek to raise additional capital through public or private equity offerings, additional debt financing, or via strategic collaborations, partnerships, or other arrangements with third parties. The availability and terms of future financing will depend on a variety of factors, including general economic and market conditions, our operating performance, and investor interest. Additional funding may not be available on acceptable terms, if at all. If we are unable to obtain adequate financing when needed, we may be forced to delay, reduce the scope of, or eliminate certain development programs, commercialization efforts, or other aspects of our business.

Raising additional funds through equity offerings may result in dilution to our stockholders, while debt or other financing could involve covenants or obligations that restrict our business operations. Until we can generate sufficient revenue from product sales, if at all, we expect to finance our operations primarily through existing cash reserves and additional capital-raising activities. Management continues to monitor liquidity needs closely and will adapt capital strategy as needed to ensure alignment with both near- and long-term business objectives.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(20,347)	$(13,068)
Net cash (used in) provided by investing activities	(778)	17,018
Net cash provided by financing activities	55,761	243
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(52)	133
Net increase in cash and cash equivalents	$34,584	$4,326

Operating activities

Net cash used in operating activities was $20.3 million in the three months ended March 31, 2026. This was primarily due to a net loss of $21.3 million, adjusted for non-cash items, including loss on remeasurement of convertible notes of $8.6 million, depreciation and amortization expense of $1.2 million, and stock-based compensation expense of $1.5 million. Net cash used in operating activities also reflected net cash outflows of $11.4 million from changes in operating assets and liabilities associated with higher levels of working capital necessary to support the growth of our operations. This was primarily the result of an increase in accounts receivable of $6.9 million due to our sales growth, an increase in prepaid expenses and other current assets of $2.0 million, an increase in inventory of $1.3 million, a decrease in operating lease liabilities of $1.1 million, and a decrease in accrued expenses and other liabilities of $1.2 million. These decreases in cash flows were partially offset by an increase in accounts payable of $1.3 million.

Net cash used in operating activities was $13.1 million in the three months ended March 31, 2025. This was primarily due to a net loss of $7.7 million, adjusted for non-cash items, including depreciation and amortization expense of $0.8 million, net accretion and amortization of premiums and discounts on investments of $0.2 million, non-cash operating lease costs of $0.5 million and stock-based compensation expense of $0.6 million. Net cash used in operating activities also reflected net cash outflows of $7.1 million from changes in operating assets and liabilities associated with higher levels of working capital necessary to support the growth in our operations. This was primarily the result of a decrease in accrued expenses and other current liabilities of $5.0 million, an increase in inventory of $2.4 million, an increase in accounts receivable of $0.5 million. These decreases in cash flows were partially offset by an increase in accounts payable of $0.6 million.

Investing activities

Net cash used in investing activities was $0.8 million in the three months ended March 31, 2026. This was primarily due to purchases of property and equipment of $0.6 million and capitalized software development costs of $0.2 million.

Net cash provided by investing activities was $17.0 million in the three months ended March 31, 2025. This was primarily due to maturities of short-term investments of $18.0 million, partially offset by purchases of property and equipment of $0.6 million and capitalized software development costs of $0.4 million.

Financing activities

Net cash provided by financing activities was $55.8 million in the three months ended March 31, 2026. This was primarily due to proceeds from our Convertible Notes of $56.5 million and proceeds from issuance of common stock upon exercise of stock options of $1.8 million, partially offset by payment of deferred offering costs of $2.2 million and payment of third-party debt issuance costs of $0.3 million.

Net cash provided by financing activities was $0.2 million in the three months ended March 31, 2025, and consisted primarily of proceeds from issuance of common stock upon exercise of stock options of $0.2 million.

Critical accounting estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no material changes to our critical accounting estimates from those described in the section titled “Management’s discussion and analysis of financial condition and results of operations – Critical accounting estimates” included in the Prospectus, except that from the effectiveness date of the Registration Statement, we have a publicly traded stock price and no longer require common stock valuations.

Emerging growth company and smaller reporting company status

We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company”, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Accordingly, the information contained in our financial statements may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period, and therefore, we are not subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies; however, we may adopt certain new or revised accounting standards early. We may use these provisions until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this Item 1 is incorporated by reference to Note 9—Commitments and Contingencies—Legal proceedings in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and other public filings. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business, financial condition, results of operations and prospects. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks related to our business and industry

We have incurred losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain cash flows from operating activities in excess of our capital investment requirements or to achieve and sustain profitability.

We have incurred losses since inception and expect to incur losses in the future. We incurred net losses of $21.3 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $190.1 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development to enhance our NULISA technology, expand our NULISA assay menu and enhance our software offerings, expand our manufacturing capabilities, and build out our commercialization team and footprint. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve or sustain future profitability.

To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, revenue from sales of our products and services and the incurrence of indebtedness, and most recently, from our IPO. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or that we attain cash flows from operating activities in excess of our capital investment requirements on a sustained basis or attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model future revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, the impact of market acceptance of our products and services, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressures could adversely impact our financial results. Our operating costs have increased and may continue to increase, due to the recent growth in inflation, which may be exacerbated by existing or proposed tariffs imposed by the United States. We may not fully offset these cost increases by raising prices for our products, which could result in downward pressure on our margins. Additionally, changes in our product mix may negatively affect our gross margins. We may never be able to generate sufficient revenue to achieve or sustain cash flows from operating activities in excess of our capital investment requirements or to achieve and sustain profitability, and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain growth, cash flows from operating activities in excess of our capital investment requirements or profitability could negatively impact the value of our common stock.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We were formed in 2018, launched commercially in January 2024 and have a limited operating history. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Although we have experienced revenue growth in prior periods, there can be no guarantee that such revenue growth will continue at the same rate or at all. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. In addition, we operate in highly competitive markets, and our business has, and we expect it to continue to, evolve over time to remain competitive. Our limited operating history and evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.

If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.

The proteomics market is highly competitive. If we fail to compete effectively, our business, financial condition and results of operations will suffer.

The proteomics market is characterized by intense competition and rapid innovation. A number of companies, spanning both established organizations and emerging ventures, are engaged in the development, manufacturing and marketing of products for applications in proteomic analysis and protein detection from biofluids.

Our current primary competitors across translational research include Olink (Thermo Fisher) and Quanterix, among others offering high-sensitivity immunoassays, multiplex affinity-based assays and non-affinity mass spectrometry. In the future, we will also compete through our diagnostics enablement strategy in the clinical diagnostics space as we continue to expand into low-plex and custom assay formats and offer next-generation instruments to enable clinical applications.

Several of these competitors possess significantly greater resources than our organization (including larger research and development teams, and more extensive marketing, service, distribution and sales operations), and have more brand recognition, more significant intellectual property portfolios, and larger scale manufacturing capabilities.

Our commercial prospects may be diminished should competitors introduce products or services that demonstrate superior performance, enhanced convenience or improved cost-effectiveness relative to our offerings. Any failure to compete effectively could materially and adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, involved in legal proceedings, regulatory inquiries and other legal matters, which may have an adverse effect on our business, financial condition, results of operations and prospects.

We have been, and may in the future be, subject to threatened or actual legal claims, regulatory inquiries, proceedings and other legal matters. We consider our historical experiences with such claims and proceedings to be in the normal course of our business and typical for our industry. We also operate in a highly competitive industry, and competitors frequently use legal proceedings as a tactic against each other, and our competitors may use legal proceedings, or the threat of legal proceedings, against us. Even if we believe any such claims are without merit and not material to our business, financial condition, results of operations, or prospects, any such legal proceedings will require the attention of our management to respond and resources to defend. If we are involved in a dispute with a competitor, we may need to defend against any claims or take actions, including pursuing a lawsuit, which can be costly, may affect our reputation with customers, and there is no assurance that we would prevail in any such action.

It is difficult to assess the outcome of litigation matters, and we may not prevail in any current or future proceedings or litigation. There are many uncertainties associated with these matters. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit of the proceeding or ultimate outcome. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, the resolution of any intellectual property litigation may require us to stop developing, making, selling or using products or technologies that allegedly infringe, misappropriate or otherwise violate the asserted intellectual property right or pay substantial damages or royalty payments, which could adversely affect our revenue and gross margin in future periods. If any of the foregoing were to occur, our business, financial condition, results of operations, cash flows, prospects, or market price of our common stock could be adversely affected.

If we do not successfully develop and introduce new assays for our ARGO HT instrument and new versions of our ARGO HT instrument, we may not generate new sources of revenue and may not be able to successfully implement our growth strategy.

Our business strategy includes the research and development of new targeted multiplex panels for additional disease and research areas, such as oncology, cardiovascular disease and metabolic disease, as well as the development of assays dedicated to specific applications, such as health monitoring. For the diagnostic market, we are developing a portfolio of diagnostic-grade assays in various formats, including single-plex and low-multiplex, to support clinical trials of new therapies and precision clinical diagnostics. New assays require significant research and development and a commitment of significant resources, and a potential need to obtain regulatory marketing authorization, prior to their commercialization. Our technology is complex, and we cannot be sure that any assays we intend to develop will be developed successfully, be proven to function as intended, offer improvements over currently available tests, meet applicable standards, obtain regulatory marketing authorization, be produced in commercial quantities at acceptable costs or be successfully marketed. We cannot assure you that any assays we develop will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Moreover, development of particular assays may require licenses or access to third-party intellectual property which may not be available on commercially reasonable terms, or at all. We are also developing new versions of our ARGO HT instrument, including ARGO HT/DX. Any such new versions will need to be granted marketing authorization by the FDA prior to commercialization and may not achieve the same level of market adoption that we have experienced with ARGO HT. If we do not successfully develop new assays for ARGO HT instrument and new versions of our ARGO HT instrument, we could lose revenue opportunities with existing or future customers, which could harm our business, financial condition and results of operations.

Our business is significantly dependent on researchers who rely heavily on government funding, including NIH grants, and any reduction in, modification of the terms of or delay in such funding could adversely affect our sales and financial performance.

A majority of our revenue for each of the three months ended March 31, 2026 and 2025 was derived from sales to research institutions and academic institutions that rely heavily on government funding, including grants from the National Institutes of Health (“NIH”) and other government agencies. Government funding is subject to annual appropriations and budgetary constraints, and there is no assurance that such funding will continue at current levels or at all. Changes in government budgets, priorities or policies could result in reduced or delayed funding for our customers’ research. If researchers experience reductions or delays in government funding, or modifications of the terms or conditions of funding, they may reduce or delay their purchases of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Any changes in government regulations or policies that affect the terms of research funding could impact our customers’ ability to secure funding and, consequently, their demand for our products and services. For example, on February 7, 2025, the NIH imposed a standard indirect rate of 15% across all NIH grants for indirect costs, defined as “facilities” and “administration,” in lieu of a separately negotiated rate for indirect costs in every grant. Indirect costs represented $9 billion of the $35 billion in grants awarded by the NIH in 2023, which is more than 25% of total grant dollars awarded by the NIH. Research institutions may face increased financial pressure due to this change or any future caps on indirect costs. The imposition of this cap, or other changes to grant terms and conditions, could lead to reduced funding available for purchasing research supplies and equipment, thereby negatively impacting our sales.

In addition, various state, federal and international agencies that provide grants and other funding may be subject to budgetary or other constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of researchers to purchase our products. For example, congressional appropriations to the NIH have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease in the future. For example, in January 2025, the Executive Office of the President’s Office of Management and Budget (“OMB”) issued a memorandum “temporarily paus[ing] all activities related to obligation or disbursement of all Federal financial assistance...” which may have the effect of preventing customers or potential customers from accessing grants or funding. Further, in January 2025, a number of scientific gatherings and panels across federal science agencies, including several meetings of NIH study sections which review applications for fellowships and grants, were canceled pursuant to agency notices. These meetings can be hard to reschedule and can substantially delay grant approvals. Any cancellations or pauses in the ability of NIH or other funding bodies to make and execute decisions to fund research which uses our products has in the past and could in the future delay or prevent researchers from purchasing our products, negatively impacting our financial results. A decrease in the amount of, or delay in the approval of, appropriations to or disbursements from the NIH or other funding organizations, such as the Medical Research Council in the United Kingdom, could result in less funding available for life sciences research. Reductions, delays or modified grant terms could also result in a decrease in the aggregate amount of grants awarded or funding disbursed for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our results of operations may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, financial condition and results of operation.

A significant portion of our revenue is comprised of research and development spending by research and academic institutions, a reduction in which could limit demand for our products and services and materially and adversely affect our business, financial condition and results of operations.

In each of the three months ended March 31, 2026 and 2025, a majority of our revenue came from sales to research and academic institutions. As a result, the demand for our products and services will depend upon research priorities and purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:

•	decreases or delays in funding of research and development;

•

changes to programs that provide funding to research and academic institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;

•

changes in, restrictions upon, availability of, delays or interruptions to funding or other incentives for our customers, including administrative or other delays in funding or incentive award processes, changes in the amount of funds or other incentives allocated to different areas of research, changes that have the effect of increasing the length of the funding or incentive award process;

•	competitor product offerings or pricing;

•	changes in our customers’ research priorities;

•

macroeconomic conditions, including regional, national or global economic downturns, inflation, interest rate or currency fluctuations, trade policies and tariffs, regulatory changes, political instability, labor market conditions, supply chain disruptions and technological changes;

•	risks related to our international business, including macroeconomic conditions, local competition or other factors:

•	scientists’ and customers’ opinions of the utility of our products or services;

•	citation of new products, new versions of existing products or services in published research;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	delays in spending while customers or potential customers assess and validate newly introduced products or versions of our products prior to purchasing;

•	market-driven pressures to consolidate operations and reduce costs;

•

reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used, including reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our products are used; and

•	market acceptance of relatively new technologies, such as ours.

The size of the market for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and services.

The demand for advanced proteomics technologies and products continues to evolve, making it difficult to predict with any accuracy the total potential demand for our products and services. Our estimates of the total addressable market for our current and future products and services are based on a number of estimates, including those we have generated ourselves or commissioned, including but not limited to, growth rates and the assumption that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and services. In addition, while we have established Alzheimer’s disease as our beachhead market and expect to maintain rapid adoption in neurology, immunology, cardiovascular disease, metabolic disease and oncology and gain traction in emerging research fields, including health monitoring we will need to establish leading disease panels to drive adoption of our platform in these additional markets.

While we believe our assumptions and the data underlying our market estimates for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable market for our products may be incorrect.

The future growth of our current and future products depends on many factors beyond our control including, among other factors, recognition and acceptance of our ARGO HT platform by the scientific community and the growth, prevalence and costs of competing products. Such recognition and acceptance may not occur in the near term, or at all. If demand for our current and future products is smaller than estimated or does not develop as we expect, our growth may be limited and our business, financial condition and results of operations may be adversely affected. If our existing and new products or new versions of existing products fail to achieve and sustain sufficient scientific acceptance or if we fail to maintain good relationships with key opinion leaders, our products may not gain widespread acceptance and our prospects may be harmed.

The life sciences scientific community is comprised in part of a small number of early adopters and key opinion leaders who can significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of credibility. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. We believe mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. The number of times our products were mentioned in peer-reviewed publications has increased significantly since launching our first product in 2024. During this time, our revenue has also increased significantly. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is important to driving widespread acceptance and market growth for our products. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. If early adopters and Key Opinion Leaders (“KOLs”) do not favorably describe the use of our products, do not compare our products favorably to existing products and technologies, or negatively describe the use and operation of our products in publications, it may drive potential customers away from our products and prevent broader market acceptance of our products, which could harm our business, financial condition and results of operations. Our products may not continue to be mentioned in peer-reviewed articles with frequency. Any new products or new versions of existing products that we introduce in the future may not be mentioned in peer-reviewed articles. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or researchers negatively describe the use or usability of our products in publications, our existing and potential customers may be driven away from our products, which could harm our business, financial condition and results of operations.

We and/or our third-party manufacturing partner may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. All of our consumable kit products are manufactured in-house at our facilities in Fremont, California, with antibody manufacturing operations including antibody conjugation, reagent formulation, lyophilization, vial and primer-plate filling, kit assembly and packaging, equipment calibration and maintenance and analytical and functional quality control testing. Because our consumables are produced in large manufacturing batches, which require extended production times, any quality issue, capacity constraint or interruption during production could impact a substantial volume of inventory and delay our ability to meet customer demand. We currently outsource the manufacture and supply of our ARGO HT instrument to a qualified contract manufacturer, GENER8 LLC (“GENER8”), pursuant to that certain Second Amended and Restated Commercial Supply Agreement, dated July 29, 2025, by and between the Company and GENER8 (the “GENER8 Agreement”). We have also established a relationship with a second contract manufacturer for the development and production of our prototype ARGO HT/DX system. In order to successfully generate revenue from our products, we and our third-party manufacturer need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our manufacturing facility, as well as the facilities of our third-party manufacturer, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. On occasion, our customers have experienced quality control and manufacturing defects and may again in the future.

Additionally, as we continue to evolve and introduce new products, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality and in the necessary timeframes. There is no assurance that we will be able to continue to manufacture our products so that they consistently achieve the product specifications, quality and volumes that meet our requirements or our customers’ expectations. Furthermore, if GENER8 were unable or unwilling to fulfill our manufacturing requirements, or if the GENER8 Agreement were terminated, identifying and qualifying an alternative manufacturer capable of producing the ARGO HT instrument to our specifications could require a significant amount of time and may result in production delays, inability to meet customer demand and significant transition costs, which could have a material adverse effect on our business and results of operations.

Certain of the raw and other materials we use and certain of our consumables have a shelf life, after which their performance is not ensured. The expiration of raw and other materials may in the future increase our operational costs and cause delays in manufacturing adequate volumes of our products within the timeframes required. Shipments of defective products to customers resulting in recalls and warranty replacements are possible in the future and may increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any design issues, unforeseen manufacturing problems, such as contamination of our or our third-party manufacturer’s facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and results of operations and could result in us or our third-party manufacturer losing ISO quality management certifications. If we or our third-party manufacturer fail to manufacture products without defects that meet our specifications or maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturer may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

In addition, as we increase manufacturing capacity, we have needed, and in the future may need, to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We have needed, and may in the future need, additional equipment, manufacturing and warehouse space and trained personnel to process higher volumes of products. We cannot assure you that such increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available or that they will realize their intended benefits. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Fremont, California is complicated by the use of our validated equipment model that is not readily available from third-party manufacturer.

The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the research and development of new assays, as well as the launch of a new ARGO HT/DX system for dedicated clinical analysis, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience, which could increase the risk of manufacturing defects or quality control issues. The expansion of our manufacturing capabilities has increased, and in the future could increase, the risk of manufacturing defects or quality control issues in the consumables we manufacture. For example, as we transition to producing larger batches of consumables in each production cycle, manufacturing defects or quality control issues could cause us to lose valuable antibodies or delay product availability which could adversely affect our business. We and our third-party manufacturer may not be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects or other issues.

An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact and may materially adversely affect our business, financial condition and results of operations.

We are dependent on single-source and sole-source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products, and the loss of any of these suppliers could harm our business.

We rely on single-source suppliers for certain equipment, materials and components of our consumable kit products. Many of our agreements with such suppliers include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our needs, specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, alternative priorities, logistics, tariffs or other trade restrictions impacting our suppliers, shipping or other distribution difficulties, disruption at or affecting our suppliers’ facilities, such as difficulties hiring and retaining adequate staffing, work stoppages or natural disasters, infectious disease, epidemics or pandemics, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, disagreements, disputes or deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. If we are not able to obtain equipment, materials and components that meet our needs, specifications, quality standards and delivery schedule on satisfactory terms, our business will be harmed. Any increase in equipment, material and component costs or decrease in availability could reduce our sales, harm our gross margins or prevent us from timely delivering our products to our customers.

For example, we depend on a single-source supplier for a majority of the antibodies we use in our NULISA assay. We also depend on single-source suppliers for certain components of our instrument and consumable kit products. Lead times for some of these antibodies and instruments can be several months or more, and could be exacerbated by supply chain disruptions, labor shortages or other factors. In the event that demand increases, a manufacturing ‘lot’ does not meet our specifications or we fail to forecast and place purchase orders sufficiently in advance, this could result in a material shortage. Some of the antibodies are proprietary to these suppliers, thereby making second sourcing and development of a replacement difficult. Furthermore, these suppliers have intellectual property rights that could prevent us from sourcing such antibodies and instruments from other suppliers. These suppliers could choose to create products that directly compete with our products and end our current supplier-customer relationships. If antibodies or instruments become unavailable from our current suppliers and we are unable to find acceptable substitutes for these suppliers, we may be required to produce them internally or change our product designs. Such delays in finding acceptable substitutes for our single-source suppliers could materially adversely affect our business, financial condition and results of operations.

Additionally, we have not qualified secondary sources for all materials or components that we source through a single supplier and we cannot assure investors that the qualification of a secondary supplier will prevent future supply issues.

Labor shortages, logistics, shipping or other distribution operations difficulties or disruption in the supply of equipment, materials or components could impair our ability to sell our products and meet customer demand, and also could delay the launch of new products or new versions of existing products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials.

While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues, the impact of supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages or other factors may exacerbate the risks described in this risk factor and could cause certain of our suppliers to reduce their ability to meet our or our customers’ needs, be unable to operate temporarily or even go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our suppliers may face difficulties in procuring or delivering, or in some cases may be unable to procure or deliver, the equipment, materials or components from their own suppliers necessary to supply us with products, equipment, components or materials or conduct experiments using our solutions. For example:

•	tariffs, trade disputes and other trade restrictions could have a material impact on the ability of suppliers to meet our needs;

•	competition for shipping and air transport may in the future impact, our ability to timely deliver products to our customers;

•	delays in customs control for imports and exports may impact our ability to timely deliver products to our customers;

•	energy shortages and other issues may in the future impact, factory production of upstream components utilized by us or our suppliers;

•	semiconductor chip shortages in the future may impact the availability of semiconductor chips utilized in our instruments and in the manufacture of certain of our products; and

•	the storage and distribution of vaccines may in the future impact, the availability of cold storage for components and materials used by us and our customers in connection with our products.

Errors or defects in our products and software could harm our reputation, our business, and decrease market acceptance of our products, services and software.

Our products, as well as the software that accompanies our ARGO HT instrument, are novel and complex and may contain undetected errors or defects when first introduced. We provide warranties that our products will meet performance specifications and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our financial condition and results of operations. These costs may increase as we develop additional products.

In manufacturing our products, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or we or our suppliers use defective materials in the manufacturing process, the reliability and performance of our products will be compromised.

Disruptions or other performance problems with our products, services or software may adversely impact our customers’ research or business, harm our reputation and result in reduced revenue or increased costs associated with product repairs or replacements. Additionally, any errors or defects in our products, services or software may give rise to claims against us that exceed any revenue or profit we receive from the affected products, services or software. Our limited representations for services cover nonconformance with generally accepted and applicable standards of service, and our limited product warranties cover manufacturing defects for use in accordance with applicable specifications and instructions. If any of these issues occur, we may also incur significant costs, the attention of our key personnel could be diverted or other significant customer relations problems may arise.

Enhanced trade tariffs, import restrictions, export restrictions, foreign regulations or other trade barriers may materially harm our business, financial condition and results of operations.

We sell our products primarily through our direct sales channels in North America, Europe and China. We have also established distribution agreements in Australia, portions of Eastern Europe, India, Japan, Singapore and South Korea. We plan to broaden our geographic footprint, both directly in North America, EMEA, and through these distributor relationships.

We have experienced an increasing concentration of sales in certain regions outside the United States, including in Europe, APAC and EMEA regions. For the three months ended March 31, 2026 and 2025, sales outside of North America constituted a substantial component of our total sales revenue and our largest markets outside of North America were 41% and 28%, respectively. There is currently significant uncertainty about the future relationship between the United States and its trade partners with respect to trade policies, treaties, government regulations and tariffs, and the United States has stated it is considering tariffs or other restrictions on goods from a number of other countries.

Changes in trade policies and regulations in the United States may subject our business to retaliatory measures taken by trade partners that would have an adverse impact on our financial condition. Such measures could include restrictions on our ability to sell or import our products into other countries or increase the prices of our products. For example, in February 2025, the United States increased tariffs on goods imported into the United States from China by 10%, and China responded by imposing a 15% tariff on coal and liquified natural gas products and a 10% tariff on crude oil, agricultural machinery and certain automobiles. These tariffs could increase our costs, negatively impacting our financial condition. It is possible further tariffs may be imposed that could affect the export or sale of our products. The nature of the dispute between the United States and its trade partners is evolving and additional products such as ours could become subject to tariffs, which could adversely affect the marketability of our products and our results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy, including increases in inflation and interest rates, and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment between the United States and its trade partners and uncertainty how each will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly or indirectly materially adversely affect our business, financial condition and results of operations.

In recent years, the U.S. government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

Trade actions, including the imposition of new, or changes in existing, tariffs, trade restrictions, trade barriers, export controls, antitrust investigations or retaliatory measures taken by trade partners in response to U.S. trade practices could adversely impact our business, financial condition and results of operations.

Our future success is dependent upon our ability to increase penetration in our existing customer base and to expand to new customers.

Our customer base includes top global research institutions and academic institutions, biopharmaceutical companies and contract research organizations. Our success will depend upon our ability to respond to the evolving needs of and increase our market share among existing customers, including by generating sales of our ARGO HT instrument from users of our Technology Access Program, and on our ability to add new customers. Identifying, engaging and marketing to new customers requires substantial time, expertise and expense and involves a number of risks, including:

•	our ability to attract, retain and manage the sales, marketing and service personnel necessary to increase our customer base and broaden market acceptance for our products and services;

•	the time and cost of maintaining and growing a specialized sales, marketing and service infrastructure; and

•	our sales force and marketing and service organization may be unable to successfully execute on our commercial strategy.

In addition to expanding our direct sales channel in North America, Europe and China, we are broadening our geographic footprint through established distributor relationships in Australia, portions of Eastern Europe, India, Japan, Singapore and South Korea. There is no guarantee, when we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners. There is also no guarantee that we will be able to enter into such arrangements on favorable terms. Any failure of our sales and marketing efforts, or those of any third-party sales and distribution partners, would adversely affect our business.

Additionally, a component of our growth strategy involves the expansion of our customer base internationally. We are continuing to develop strategies to expand in international markets, but there is no guarantee that we will be successful in achieving similar market adoption internationally, on a timely basis or at all, and such efforts to expand our customer basis internationally may require a substantially larger investment than we expect, which could adversely impact our business, financial condition and results of operations.

Our results of operations have in the past fluctuated significantly and may continue to fluctuate significantly in the future, which makes our future results of operations difficult to predict, and could cause our results of operations to fall below expectations or any guidance we may provide.

Our quarterly and annual results of operations have in the past and may in the future continue to fluctuate significantly, which makes it difficult for us to predict our future results of operations. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	our dependence on single source and sole source suppliers for some of the components and materials used in our products and the potential to lose any of these single source or sole source suppliers;

•	production problems and quality issues with the materials we purchase for manufacturing, which could impact our ability to manufacture and ship our products;

•	the level of demand for our products, which may vary significantly and result in excess capacity expenses, and our ability to increase penetration in our existing markets and expand into new markets;

•	the timing and cost of, and level of investment in, research and development and commercialization activities relating to our products, which may change from time to time;

•	the volume and mix of our product and services sales or changes in the manufacturing or sales costs related to our products and services;

•

reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions, such as reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in which our products are used;

•	the timing and amount of expenditures that we may incur to acquire, develop or commercialize additional products or for other purposes, such as the expansion of our facilities;

•	changes in governmental funding of life sciences research and development or changes that impact budgets, budget cycles or seasonal spending patterns of our customers;

•

the effects of inflation on us or our customers and suppliers, including increases in the cost of labor and materials, including as a result of tariffs imposed by the United States which are currently, or may in the future be, under consideration, proposed or enacted;

•	future accounting pronouncements or changes in our accounting policies;

•	the outcome of any current or future litigation or governmental investigations involving us, our industry or both;

•

difficulties encountered in delivering our products and services, whether as a result of external factors, such as weather, customs or import processes, transportation bottlenecks, port lockdowns or slowdowns or fuel shortages, or internal issues, such as labor disputes or difficulties hiring and retaining adequate staffing;

•	changes in general market conditions and other factors, including factors unrelated to our operating performance or the performance of our competitors;

•	sales cycles for institutional customers, which may vary based on factors such as research stage, familiarity with our products, prior purchasing history and system adoption strategies;

•	higher than anticipated warranty costs;

•	customers accelerating, canceling, reducing or delaying orders as a result of developments related to litigation;

•	seasonality of customer demand throughout the calendar year;

•

the effects of competition, including competition with both new and existing companies offering products that compete or intend to compete with our products and may offer performance, price or other advantages, as well as researchers developing their own solutions;

•	enhanced trade tariffs, import restrictions, export restrictions, foreign regulations or other trade barriers, including retaliatory measures taken by trade partners;

•

fluctuations in demand for our products, which may vary significantly, our ability to accurately forecast demand and our ability to increase penetration with our existing customers and to expand to new customers;

•	investment decisions we make with respect to the allocation of our resources, including regarding product development or to support our commercial organization;

•	expenses related to our facilities and real estate;

•	our ability to successfully integrate personnel, technology and other assets that we acquire into our company;

•	our reputation or public perception of us;

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;

•	the impacts of geopolitical issues, infectious disease, epidemics or pandemics on our business operations and on the business operations of our customers, manufacturers and suppliers; and

•	the other factors described in this “Risk Factors” section.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors at any time. If our revenue or results of operations fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance we may provide.

Our ARGO HT instrument and consumables are specialized, complex and difficult to manufacture. We could experience production problems that impact our or our third-party manufacturer’s ability to manufacture and ship our ARGO HT instrument and consumables, which would materially and adversely affect our business, financial condition and results of operations.

The manufacturing processes we and our third-party manufacturer use to produce our ARGO HT instrument and consumables are specialized and highly complex and require high-quality components. We may have quality variations, supply issues, backorders, delays, shortages or production difficulties of needed components and may require components that are difficult to obtain or manufacture in necessary quantities and at necessary quality, in a timely manner or in accordance with regulatory requirements.

These issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturer, shipping issues, inaccurate demand forecasts or other production issues could result in our inability to produce our products in sufficient volumes and at sufficient quality to meet demand, supply our products to our customers and for our research and development needs, and could also result in backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, spoilage, equipment malfunctions, facility contamination, labor problems, natural disasters, tariffs, trade disputes and other trade restrictions, infectious disease, conflict, war, civil unrest, epidemics or pandemics, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

These issues, or any other problems with the production or timely manufacture and shipment of our ARGO HT instruments and consumables, could materially harm our business, financial condition and results of operations.

Our products generate complex proteomic data that require specialized analysis software to uncover meaningful biological insights.

Our products generate complex data that can present challenges in terms of understanding and interpretation, particularly for customers who may lack bioinformatics expertise or dedicated computational resources. The advanced nature of the data generated by our products requires a certain level of expertise to analyze and interpret effectively. Although our integrated software and data analysis is designed to simplify interpretation and translate measurements into biological insights and publication-ready results, some of our customers may lack the necessary technical skills or resources to fully understand and utilize the data. As a result, they may experience difficulties in deriving insights, which could delay additional usage of our products or diminish their perceived value.

To address the complexity of data, we provide extensive documentation, training and support to our customers utilizing our global support organization. Providing ongoing customer education and technical assistance may increase operational costs, and place additional demands on our customer support teams. If customers struggle to extract meaningful insights from their data, this could reduce the perceived value of our solutions and slow adoption of our solutions. If customers encounter difficulties with data analysis, it could negatively impact their satisfaction with our products, lead to delays in reordering our products or services or lead them to decide not to purchase additional products or services, any of which would negatively impact our financial results.

Our long-term results depend upon our ability to improve existing products and technology and develop and introduce new products and technologies successfully.

Our business is dependent on the continued improvement of our existing products and our development of new products utilizing our existing or potential future technology. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products or that evolving supply chains will not be materially delayed or disrupted in the future. In addition, introducing new products could result in a decrease in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product development and refinement. We may need more capital for product development and refinement than is available on terms favorable to us, if at all, which could adversely affect our business, financial condition or results of operations.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	maintain our existing collaborative relationships with KOLs in the life sciences scientific community;

•	convince customers to adopt new technologies; and

•	develop functioning global supply chains with multiple third parties to bring products to market.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

Our ability to develop new products based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies or failure to gain market acceptance of new products and technologies may reduce future revenues and adversely affect our competitive position, business, financial condition and results of operations.

Conducting business internationally creates operational and financial risks for our business.

For the three months ended March 31, 2026 and 2025, approximately 41% and 28%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America, Europe and China, and have a significant portion of our sales and customer service personnel outside of the United States. We sell certain of our products through third-party distributors in each of these regions. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:

•	variances in demand for our products across regions;

•	challenges in staffing and managing foreign operations, including executing our commercial goals and our dependence on our distributors in certain regions;

•

heightened employment, labor, and immigration requirements outside of the United States, including mandatory terms and benefits, consultation, severance and limits on terminations, restrictions on non-competes, contractor and PEO misclassification and joint employer risk, and immigration constraints, which could increase costs, reduce workforce flexibility, and disrupt operations;

•	tariffs or other restrictions imposed by the United States on goods from other countries and tariffs or other restrictions imposed by other countries on U.S. goods, or increases in existing tariffs;

•

changes in diplomatic and trade relationships, including new or enhanced tariffs or duties, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	currency fluctuations;

•	potentially longer sales cycles and more time required to engage and educate customers on the benefits of our products outside of the United States;

•	complexities associated with managing third-party contract manufacturers and suppliers located outside of the United States;

•

U.S. and foreign government trade restrictions, including those which may impose restrictions on the importation, exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons or entities;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property or other legal rights abroad;

•

deterioration of political relations between the United States and China, the United States and Russia or other nations or political organizations, which could have a material adverse effect on our sales and operations in these countries;

•

changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products;

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays or our inability to manufacture or sell our products in certain countries;

•	natural disasters, infectious diseases, conflict, geopolitical turmoil, war, civil unrest, epidemics, pandemics or major catastrophic events;

•	increased financial accounting and reporting burdens and complexities;

•	the potential need for localized software, documentation and post-sales support;

•	higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers; and

•	significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the European Union General Data Protection Regulation.

In conducting our international operations, we are subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Additionally, our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. These laws generally prohibit, unless authorized by the relevant authority or otherwise exempt from the regulations, the conduct of business with persons, countries, regions, and governments that are targeted by “sanctions,” including but not limited to persons listed on the United States Department of Commerce’s List of Denied Persons and Entity List and the United States Department of Treasury’s Specially Designated Nationals and Blocked Persons List, and the countries and territories subject to trade embargoes by the United States. Our global operations expose us to the risk of violating, or being accused of violating, these laws and regulations. Failure to comply may subject us to reputational harm, claims or significant financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our financial condition or results of operations, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive.

Violations of complex foreign and U.S. laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international growth efforts, our ability to attract and retain employees, our business and our results of operations. Even if we implement policies or procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our distribution partners, our employees, contractors or agents will not violate our policies and subject us to potential claims or penalties.

Certain disruptions in supply of, and changes in the competitive environment for, raw materials integral to the manufacturing of our products may adversely affect our profitability.

We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our results of operations. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, geopolitical issues (including tariffs, trade disputes and other trade restrictions), conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Even if in some cases we are able to pass some or all such cost increases to customers by increasing the selling prices of our products, higher product prices may also result in a reduction in sales volumes.

Unforeseen end-of-life or unavailability of certain components, such as enzymes, could force us to purchase materials on the spot market at higher cost or require us to modify our product specifications to accommodate replacement components which could be costly or delay product shipments. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, customer relations, business, financial condition and results of operations.

If we do not sustain or successfully manage our growth and anticipated growth, our business, financial condition, results of operations and prospects will be materially adversely affected.

We have experienced rapid organizational growth and we expect that future growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. We intend to launch additional, or enhancements to, panels of assays and instruments in the future and build out our manufacturing capabilities. Further development and commercialization of our current and future products, including targeting additional disease areas and introducing systems with lower cost and throughput to make NULISA technology accessible to early-stage researchers and smaller labs, are key elements of our strategy. Expansion into new markets with less experienced users or into smaller labs with less funding could temporarily reduce average pull-through which may adversely impact our results of operations.

Developing and launching new products, innovating and improving our existing products and expanding our commercial organization have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 136 employees as of December 31, 2024 to 250 employees as of March 31, 2026. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating and developing our employee base, including as a result of certain of our employees working remotely, which may lead to increased attrition and the need for hiring. In addition, certain members of our management have not previously worked together for an extended period of time, do not have substantial experience managing a public company or do not have experience managing a global business, which may affect how they manage our business. To effectively manage our business, we must continue to improve our systems and processes and continue to effectively integrate, expand, train and manage our personnel. As our organization continues to evolve, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products or versions. Additionally, by introducing systems with lower cost, our blended cost per instrument will be reduced and we risk introducing pricing pressure that could potentially negatively impact sales of our ARGO HT instrument. If we are unable to develop a lower cost instrument as efficiently as we expect, then higher than expected margins could cause our overall gross margin to decrease. Moreover, we may never be successful in achieving the development and manufacture of a new instrument at sufficiently lower cost to be marketable to the intended future customer base. If we fail to sufficiently reduce our operating costs or grow our future net revenues, we could suffer operating losses that we may not be able to fund or sustain for extended period of time, if at all.

If we do not successfully manage our anticipated organizational growth, our business, financial condition and results of operations and prospects will be materially adversely affected.

Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the three months ended March 31, 2026 and 2025, approximately 13% and 25%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. We do not currently maintain a program to hedge foreign currency exposures and even if in the future we implement a program to hedge such exposures, we may not be successful in mitigating the effects of fluctuations in foreign currency exchange rates.

Due to our exposure to currencies other than U.S. dollars, an increase in the value of certain currencies against the U.S. dollar could increase our costs by increasing labor and other costs that are denominated in local currency. There can be no assurance that any future hedging activities which are designed to partially offset this impact, will be successful. In addition, our currency hedging activities, if any, in the future, could themselves be subject to risk. These could include risks related to counterparty performance under future hedging contracts and risks related to currency fluctuations.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train, retain and ensure the health and safety and engagement of our personnel, we may not achieve our goals.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and operations, quality and regulatory affairs, clinical support, sales, customer service and marketing, engineering, data science, and other personnel providing critical functions. In particular, Dr. Luo, our Chief Executive Officer and co-founder, and Dr. Chen, our Chief Operating Officer and co-founder, are critical to our vision, strategic direction, culture and products, and the loss of these executives or other key technical personnel could adversely affect our business, results of operations and growth prospects. Competition for qualified personnel is intense, particularly in the San Francisco Bay area, and other technology and life sciences hubs where we recruit, including outside of the United States. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies and may result in the loss of institutional knowledge. New hires, including executive hires, often require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate our personnel into our business could adversely affect our business. Additionally, some of our employees work remotely and because of the challenges of working remotely, their full productivity requires different approaches to onboarding and managing.

We do not maintain key person life insurance for any of our employees. In the United States, our employees are employed on an at-will basis and may terminate their employment with little or no prior notice, and legal limitations on the enforceability of restrictive covenants, including non-competition and certain non-solicitation provisions, may impair our ability to retain employees or protect our business when employees depart. We have employees outside of the United States who are employed for a fixed-term, and require notice prior to termination.

Changes in U.S. immigration laws, regulations, policies or enforcement practices could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire or retain qualified personnel, and may cause existing employees to depart due to uncertainty or inability to maintain work authorization. Similar risks may arise in other jurisdictions in which we operate. Certain of our scientific personnel in the United States are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. We expect to continue to rely on foreign nationals to fill part of our recruiting needs.

Our continued success depends, in part, on attracting, retaining and motivating highly trained sales personnel,

including individuals with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools requires us to compete for highly trained software engineers in the San Francisco Bay area and elsewhere and for highly trained sales and customer service personnel globally. We also compete for qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. We also must comply with an increasingly complex array of employment, labor, wage and hour, pay transparency, health and safety, harassment, discrimination, leave and benefits and other workforce-related laws and regulations across multiple jurisdictions; failure, or perceived failure, to comply with such requirements could result in audits, investigations, disputes, penalties or litigation, and could harm our reputation and financial results. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives as the workforce changes. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with companies that may have greater financial resources than we do and early-stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our prospects, business, results of operations and financial condition.

Ensuring the health, safety and well-being of our employees is essential to our operations. We may incur increased costs or disruptions in connection with implementing and maintaining workplace health and safety measures, complying with evolving regulations and guidance, and addressing public health concerns. Any failure to maintain safe and compliant working environments across our facilities and for our distributed workforce could adversely affect our ability to attract and retain personnel and could expose us to liability.

If our facilities or our third-party manufacturer’s facilities become unavailable or inoperable, our research and development programs could be adversely impacted and manufacturing of our products could be interrupted.

Our and our third-party manufacturer’s facilities are vulnerable to natural disasters and catastrophic events. For example, our headquarters in Fremont, California is located near earthquake fault zones and is vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics, power loss, conflict, war, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturer’s facilities become unavailable or understaffed for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Additionally, potential issues with our ability to hire staff or the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and results of operations. The inability to manufacture our products, combined with potential limited inventory of manufactured products, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.

A substantial percentage of our revenue comes from sales to institutions, whose research often requires long uninterrupted studies performed on a consistent basis over time; thus interruptions in our ability to supply consumables could be particularly damaging to these studies and our reputation. In addition, the budgetary planning and approval process for academic research programs can be lengthy and begin well in advance of the planned purchase of our products. If our products become unavailable during the planning process, researchers may use alternative products. If our research and development programs were disrupted by a disaster or catastrophe or for other reasons, the launch of new products could be significantly delayed and could adversely impact our ability to compete with other available products. If our or our third-party manufacturer’s capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely affect our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses, may not cover every potential type of loss event (including earthquakes as we do not carry earthquake insurance coverage) and may not continue to be available to us on acceptable terms, or at all.

Costs or other factors related to our facilities and real estate ensuing from these and other risks related to our facilities and real estate may adversely impact our business results and financial condition.

If we fail to offer high-quality customer service or technical and applications support, our business and reputation could suffer.

We differentiate ourselves from our competition in part through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team, and failure to manage our customer service organization adequately or impacts on our ability to provide an exceptional customer experience may adversely impact our business results and financial condition.

Customers utilize our service teams for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products, we expect utilization of our customer service teams to increase. In particular, the introduction of new products or new versions that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such products correctly and efficiently. As we scale, we are investing in online training resources, including videos and quick reference guides, to onboard customers more efficiently and reduce the burden on our support teams. While these resources are designed to improve adoption and minimize training costs, we may need to continue enhancing our online and remote solutions, which could increase expenses. If customers do not effectively utilize these resources, we may need to expand our customer support staffing, resulting in higher operating costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.

The number of our customers has grown significantly and such growth, as well as any future growth, will put additional pressure on our customer service organization. We may be unable to hire qualified staff quickly enough or to the extent necessary to accommodate increases in demand. Moreover, as we continue to grow our operations and reach a global customer base, we need to be able to provide efficient customer service that meets our customers’ needs globally at scale. In geographies where we sell through distributors, we rely on those distributors to provide customer service. If these third-party distributors do not provide a high-quality customer experience, our business and reputation may suffer.

Additionally, the placement of our products at new customer sites, the introduction of our technology into our customers’ existing laboratory workflows and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel. Hiring technical support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our technology at a technical level. To effectively support potential new customers and the expanding needs of current customers, we will need to substantially expand our technical support staff and develop our support/infrastructure and processes. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business, financial condition and results of operations will suffer.

We do not have long-term contracts with customers, and a reduction in orders from a significant number of customers could reduce our sales and harm our results of operations.

We do not have significant long-term contracts with our customers, and our customer contracts generally do not contain minimum purchase requirements and the majority of our sales are on a purchase order basis. Therefore, our sales are subject to changes in demand from our customers. The level and timing of orders placed by our customers vary for a number of reasons, including individual customer strategies, availability of funding, the introduction of new technologies, the desire of our customers to reduce their exposure to any single supplier and general economic conditions. In addition, though we believe customers in our markets display a significant amount of loyalty to a particular product, we may not be able to renew a contract on favorable pricing terms if our competitors reduce their prices in order to procure business, or if a customer insists that we lower the price charged under the contract being renewed in order to retain the contract. In addition, certain of our customer contracts contain volume-based discount structures. If we increase the number of contracts we enter into with discounted pricing structures or if we enter into a contract with a customer on unfavorable terms, it may reduce our gross margins and harm our ability to negotiate future contracts with that customer or other customers. The loss of sales or the reduced profitability of such sales could adversely affect our business, financial condition and results of operations.

Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, particularly as our business continues to grow.

In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business, and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business evolves and as we introduce new products and new versions of existing products. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business evolves and we introduce new products or new versions of existing products, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial condition, results of operations and prospects may be adversely impacted.

Investments and acquisitions could disrupt our business, cause dilution to our stockholders and otherwise adversely affect our financial condition and results of operations.

We regularly review investment, acquisition and technology licensing opportunities, and we may invest in or acquire additional real estate or additional businesses and legal entities to add specialized employees, products or technologies as well as pursue technology licenses or investments in complementary businesses. Any future transactions could adversely affect our business, financial condition and results of operations and expose us to many risks, including:

•	increases in our expenses and reductions in our cash available for operations and other uses;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;

•	failure to realize anticipated benefits or synergies from such a transaction;

•

unanticipated costs of or legal exposure related to complying with existing and future laws and regulations, including land use, antitrust, environmental or hazardous waste-related laws and regulations;

•	disruption in our relationships with customers, distributors, manufacturers, suppliers or other third parties as a result of such a transaction;

•	unanticipated liabilities related to acquired real estate or companies, including liabilities related to acquired intellectual property or litigation relating thereto;

•	diversion of management time and focus from operating our business;

•	possible write-offs or impairment charges relating to acquired businesses; and

•	potential higher taxes if our tax positions relating to certain acquisitions were challenged.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur or due to circumstances outside our control including regulatory approval considerations.

Future investments, acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future investments, acquisitions or dispositions or the effect that any such transactions might have on our results of operation.

Seasonality may cause fluctuations in our revenue and results of operations.

We operate on a December 31st year end and believe that there are seasonal factors that may in the future cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our results of operations. We expect that this seasonality will result from a number of factors, including the procurement and budgeting cycles of many of our customers. For example, a significant portion of our customers rely on government funding and research grants, and certain customers have budget cycles that typically expire at year end. Given our limited history of commercial operations we may not be able to accurately predict these cycles. Our international customers also have different purchasing patterns due to procurement or budgeting cycles, holidays or other factors, which may result in a disproportionate amount of their purchasing activity occurring in specific periods. These factors may contribute in the future to substantial fluctuations in our quarterly results of operations. Because of these fluctuations, it is possible that in some quarters our results of operations will fall below the expectations of securities analysts or investors. If that happens, the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our results of operations in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales may in the future become more or less pronounced over time, and may in the future materially affect, our business, financial condition, results of operations and prospects. Other fluctuations, including spikes in customer demand for our products, may also make it harder for us to distribute our products in a timely manner.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other results of operations.

The sales cycle for our instruments and products is lengthy and variable because each sale generally represents a major capital expenditure and generally requires the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during the periods in which our sales volume is low. Factors that may cause fluctuations in our quarterly or annual results of operations include, without limitation, market acceptance for our new products; our ability to attract new customers; publications of studies by us, competitors or third parties; the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation; the amount and timing of our costs and expenses; changes in our pricing policies or those of our competitors; general economic, industry and market conditions; the effects of seasonality; the regulatory environment; expenses associated with warranty costs or unforeseen product quality issues; the hiring, training and retention of key employees, including our ability to grow our sales organization; litigation or other claims against us for intellectual property infringement or otherwise; our ability to obtain additional financing as necessary; and changes or trends in new technologies and industry standards. Because of these fluctuations, it is likely that in some future quarters our results of operations will fall below the expectations of securities analysts or investors. If that happens, the market price of our common stock would likely decrease. Such fluctuations also mean that investors may not be able to rely on our results of operations in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Our reliance on distributors for sales of our products in certain geographies outside of the United States could limit or prevent us from selling our products and impact our revenue.

We sell our products in Australia, portions of Eastern Europe, India, Japan, Singapore and South Korea through third-party distributors. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Additionally, excess inventory held by our distributors may reduce or delay purchases by such distributors.

Our distribution relationships are non-exclusive and allow the distributors to sell other products in their respective territories, while some of them provide the distributor exclusive rights to sell our products in that territory for a period of time. As such, our distributors may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not or are unable to perform adequately or if we are unable to enter into effective arrangements with distributors in particular geographic areas, our revenues could be significantly impacted. Additionally, our business, financial condition and results of operations could be materially and adversely affected if we are unsuccessful in selling directly to customers who previously purchased our products from third-party distributors or if our efforts in certain regions to sell directly to certain customers previously served by our distributors negatively impacts our relationships with and the performance of our distributors in such regions or elsewhere.

AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, competition for investor attention and potentially hard-to-predict changes to our business, which could adversely affect our business, results of operations and financial condition.

We use artificial intelligence (“AI”), machine learning and automated decision-making technologies (collectively, “AI Technologies”) in our business to realize operational efficiencies in day-to-day business operations, including but not limited to our software development efforts. If we fail to keep pace with rapidly evolving AI Technologies, especially in the medical device industry, our competitive position and business results may suffer. We proactively investigate opportunities to increase accessibility to our statistical software package utilizing AI and modern architecture design patterns through modern context protocols and enhance our software offerings via integrating advanced machine learning algorithms and generative AI models to enable deeper biological insights from increasingly large NULISA datasets, and are making targeted investments in this area.

We expect increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies (including as a result of AI-generated content, analysis or recommendations being deficient, other competitors moving more quickly or effectively to adopt AI capabilities, or our use of AI increasing regulatory or cybersecurity risks) and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

Further, the regulatory framework for AI Technologies is rapidly evolving as several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws and regulations governing the development and use of AI Technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act and the CCPA regulations on automated decision-making Technology which may also increase the burden and cost of research, development and compliance. Likewise in the U.S. federal regulators have issued guidance affecting the use of AI in regulated sectors. The FDA, for example, also issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain marketing authorizations. The EU AI Act sets out a risk-based framework, subjecting certain AI Technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

The introduction and use of AI Technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, as well as our business, operating results, and financial condition. Additionally, existing laws and regulations may be interpreted in ways that could affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. For example, countries and states are applying their data and consumer protection laws to AI Technologies, and particularly generative AI and interactive chatbots. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making.

These obligations may make it harder for us to conduct our business using AI Technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI Technologies, or prevent or limit our use of AI Technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI Technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI Technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Further, any sensitive information (including confidential, competitive, proprietary or personal data) that we input into a third-party generative AI Technology could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI Technology.

Moreover, AI Technologies models may create flawed, incomplete or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI Technology with bad inputs or logic), or if the logic of the AI Technology is flawed (a so-called “hallucination”), all or any of which could cause the performance of our products, services and business, as well as our reputation, to suffer or incur liability under contractual breach allegations or civil claims. We use AI Technologies’ outputs in the ordinary course of business and may use such outputs to make certain decisions. Due to these potential inaccuracies or flaws, the outputs could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals) and adversely impact their rights or employment.

Additionally, in recent years both public and private investment in AI Technologies has increased substantially, and because investment markets and investor attention are finite, focus of the investment community on opportunities related to AI Technologies may divert investor attention and resources away from us and our industry. Further, in the future AI Technologies may meaningfully change fundamental aspects of our business including, for example, our cost structure, how we sell our products, how our customers interact with our products, or how customers or potential customers conduct their experiments. The ways in which AI Technologies could affect us are uncertain and difficult to predict at present and in the future may significantly impact our business, results of operations and financial condition.

Our indebtedness may impair our financial and operating flexibility.

Our Loan and Security Agreement with SVB, dated July 11, 2024, as amended by that certain Consent and First Amendment to Loan and Security Agreement dated as of March 13, 2025 and that certain Second Amendment to Loan and Security Agreement dated as of September 19, 2025 (the “SVB Loan Agreement”) provides for up to $65 million of term loans and a $10 million revolving asset-backed credit facility. As of March 31, 2026, $10 million of principal term loan borrowings were outstanding. As of March 31, 2026, revolving loan borrowings of up to $10 million and an additional term loan borrowings of up to $40 million were available to be drawn, subject to certain conditions. The SVB Loan Agreement contains affirmative and negative covenants, including a covenant that could require us to maintain minimum revenue over specified periods of time and covenants that restrict, among other things, our ability to dispose of assets, change our business, management, ownership or business locations, enter into mergers or acquisitions, incur additional indebtedness or encumber any of our assets. Borrowings under the SVB Loan Agreement are secured by substantially all of our assets, excluding our intellectual property but including the proceeds from the sale of any of our intellectual property and also a negative pledge arrangement whereby we may not encumber our intellectual property without prior lender consent. These restrictions could limit our operational flexibility and the need to make principal and interest payments on our debt will reduce our ability to fund other aspects of our business, such as our research and development program. Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the SVB Loan Agreement and if the default is not cured or waived, the lender could terminate its commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations. While we do not anticipate that we will need to raise additional financing in the future to fund our operations, in the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described above.

Risks related to our regulatory environment and taxation

Our products could become subject to more onerous regulation by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.

We make certain of our products available to customers as research use only (“RUO”) products. Accordingly, our products are labeled as RUO and are not intended for clinical diagnostic use. In the United States, RUO products are regulated by the FDA as in vitro diagnostic (“IVD”) products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices, including IVDs, are subject to stringent FDA oversight, IVD products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket review and marketing authorization, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. If the FDA asserts that we are improperly marketing our products as RUO or otherwise asserts that we do not comply with applicable requirements, the FDA may proceed with an enforcement action that could require us to cease marketing any commercially marketed products (e.g., those that are marketed as RUO) until such marketing authorization is obtained. Such premarket review processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization from FDA for our products; and failure by us to obtain or comply with such marketing authorizations could have an adverse effect on our business, financial condition or results of operations. There can be no assurance that we will be able to obtain such marketing authorization or that FDA would agree to the labeling we would propose as part of our submission, and therefore the claims FDA authorizes could be different than the claims we have made or intend to make for such products. There can be no assurance that such claims will be adequate to support continued adoption of and reimbursement for our tests.

In the EU, IVD products are governed by Regulation (EU) No 2017/746 (“EU IVDR”) and subject to stringent requirements. However, the EU IVDR specifically excludes RUO products which are intended to be used for research purposes only, and without any medical objective, are excluded from the scope of the Regulation. RUOs are also expressly distinguished from devices intended to be used in a study undertaken to establish or confirm the analytical or clinical performance of a device which are also subject to specific requirements under the EU IVDR. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an IVD as defined by the EU IVDR and is not subject to compliance with the related requirements.

However, some products may be subject to tighter requirements in the EU. For example, in the EU, the EU IVDR does not specifically address the regulation of products falling within the description of “laboratory developed tests”, which may qualify as IVDs and be required to comply with the requirements of the EU IVDR in order to be placed on the market or put into service in the EU. Depending on the product in question, other regulations may be applicable to the RUO products.

Failure to timely obtain necessary marketing authorizations for our future products that are intended for clinical or diagnostic uses may have a material adverse effect on our business, financial condition, results of operations, and prospects.

We intend to develop products that are intended for clinical or diagnostic use, such as ARGO HT/DX, which will be regulated as medical devices in the United States. Medical devices and their manufacturers and product developers are subject to extensive regulation in the United States, including by the FDA. The FDA regulates, among other things, with respect to medical devices: design, development, and manufacturing; testing, labeling, content, and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales, and distribution; premarket review and marketing authorization; recordkeeping procedures; advertising and promotion; corrections and removals (recalls); post-market surveillance and adverse event reporting, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export. In the United States, before we can market a new medical device, or a new use of, new claim for or a significant modification to an existing product medical device that is not exempt from premarket review requirements or is not subject to an established FDA enforcement discretion policy, we must first receive marketing authorization for the product from FDA either through clearance under Section 510(k) of the FDC Act, approval of a premarket approval (“PMA”) application from the FDA, or grant of a de novo classification request from the FDA, unless an exemption applies.

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a “predicate” device (i.e., a legally marketed device), which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices.

In the de novo classification process, a manufacturer whose device of a new type under the FDC Act is automatically classified as Class III and would otherwise require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the requester will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions.

The PMA approval, 510(k) clearance and de novo classification processes can be expensive, lengthy, and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with a submission for 510(k) clearance or a de novo classification request. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. We must obtain marketing authorization for any future devices we develop, unless they are exempt. Marketing authorizations for any of our future products, if granted, may include significant limitations on the indicated uses for the device, which may limit the potential commercial market for the device.

In the United States, any modification to a medical device for which we have obtained 510(k) clearance may require us to submit a new 510(k) premarket notification and obtain clearance, to submit a PMA and obtain FDA approval, or to submit a de novo request and obtain FDA’s grant of the request prior to implementing the change. For example, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new marketing authorizations are necessary.

The FDA can delay, limit or deny marketing authorization of a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA that our products are substantially equivalent to a predicate device or are safe and effective for their intended uses;

•	the disagreement of the FDA with the design or implementation of clinical trials or the interpretation of data from preclinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in clinical trials;

•	the data from preclinical studies and clinical trials may be insufficient to support clearance, de novo classification, or approval, where required;

•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	the potential for marketing authorization regulations of the FDA to change significantly in a manner rendering our clinical data or regulatory filings insufficient for marketing authorization.

If we or our collaborators are required to obtain a marketing authorization for products based on our technology, we or they would be subject to a substantial number of additional regulatory requirements for medical devices, including establishment registration, device listing, the Quality Systems Regulation (“QSR”) (or the Quality Management System Regulation (“QMSR”), which amends the Quality Systems Regulation and goes into effect in February 2026) which covers the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities), product labeling, advertising, recordkeeping, post-market surveillance, post-approval studies, adverse event reporting, and correction and removal (recall) regulations. One or more of the products we or a collaborator may develop using our technology may also require clinical trials in order to generate the data required for marketing authorization. Complying with these requirements may be time-consuming and expensive. We or our collaborators may be required to expend significant resources to ensure ongoing compliance with the FDA regulations and/or take satisfactory corrective action in response to an enforcement action, which may have a material adverse effect on the ability to design, develop, and commercialize products using our technology as planned. Failure to comply with these requirements may subject us or a collaborator to a range of enforcement government actions, including, but not limited to, warning letters or other letters of regulatory significance, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorization, as well as significant adverse publicity. If we or our collaborators fail to obtain, or experience significant delays in obtaining, marketing authorizations for non-RUO, such products may not be able to be launched or successfully commercialized in a timely manner, or at all.

In the EU, there is currently no premarket government review of medical devices (including IVDs). However, the EU requires that all IVDs, or accessories to an IVD, bear the CE marking of conformity in accordance with the requirements of the EU IVDR prior to being placed on the market or put into service in the EU. The EU IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Affixing the CE mark requires demonstration of compliance with the General, Safety and Performance Requirements (“GSPRs”) laid down in Annex I to the EU IVDR including the general requirement that an IVD must achieve its intended performance and be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and—where applicable—other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with the GSPRs is a prerequisite to affix the CE mark without which IVDs cannot be marketed or sold in the EU. As part of this process, we may also be required to apply to a designated Notified Body to conduct the conformity assessment of our product with the applicable requirements, which is a lengthy and costly process. If we decide to market products for clinical or diagnostic use and impact our development plans, we may be required to comply with the stringent requirements of the EU IVDR.

The EU IVDR does not apply in Great Britain (England, Scotland and Wales) since it came into effect after the United Kingdom’s departure from the EU. In the United Kingdom (“UK”), IVDs are regulated under the Medical Devices Regulations 2002, as amended, which implement the requirements of the EU In Vitro Diagnostic Directive 98/79/EC, which no longer applies in the EU. However, under the terms of the Windsor Framework, the EU IVDR applies in

Northern Ireland. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is responsible for the regulation of IVDs in the UK and has confirmed that it is developing a new regulatory framework for IVDs based on a risk-based approach similar to the EU IVDR’s with the stated aim of reducing regulatory burden, with UK-specific modifications. Until the final legislation and accompanying guidance has been published there will remain uncertainty as to the future IVD regulatory requirements in Great Britain.

In addition, the process of obtaining marketing authorization from the FDA or certification from notified bodies in the EU or approved bodies in the UK for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required marketing authorizations or certifications for any new products or for modifications to our existing products on a timely basis or that any marketing authorization or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA marketing authorization or certification from foreign bodies of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, marketing authorization, certification, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future marketing authorizations or certifications, withdrawals or suspensions of existing marketing authorizations or certifications, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.

Moreover, the FDA or foreign competent authorities may change their marketing authorization policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay marketing authorization or certification of our current or future products under development, or require us to change our business plans. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our current or future products or make it more difficult to obtain marketing authorization or certification. For example, the changes to the regulatory system implemented in the EU by the IVDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well as a refined responsibility of economic operators. We would also be required to provide clinical data in the form of a clinical performance report. Fulfillment of the obligations imposed by these Regulations may cause us to incur substantial costs. We may be unable to fulfill these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit the issuance of a CE Certificate of Conformity under the IVDR for any of our products, or the continued use of any CE Certificate of Conformity issued under the IVDR if obtained.

If the FDA determines that our RUO products are intended for clinical diagnostic use or if we seek to market our RUO products for clinical diagnostic or health screening use, we or our customers will be required to obtain marketing authorization(s), and we may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.

While we have focused initially on the life sciences research market and RUO products only, our strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease. If the FDA were to determine that our current RUO products are intended for clinical diagnostic use or if we decide in the future to market our products for such use, we would be required to obtain marketing authorization in order to sell our products in a manner consistent with the FDA’s laws and regulations.

Although our customer contracts specify that our current products are not intended for clinical diagnostic use, it is possible that our customers may use our RUO products to develop their own laboratory developed tests (“LDTs”) for clinical diagnostic use. LDTs are a subset of IVD tests that are designed, manufactured and used within a single laboratory. Historically, FDA has taken the position that LDTs are medical devices that FDA can regulate, though the

FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to IVDs that are intended for clinical use and are designed, manufactured and used within a single laboratory that is certified under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and meets the regulatory requirements under CLIA to perform high-complexity testing, with certain exceptions.

Even under that enforcement discretion policy, the FDA has issued warning letters to, and published Medical Device Safety Communications about, manufacturers for commercializing laboratory tests that were purported to be LDTs but the FDA alleged failed to meet the definition of an LDT or that otherwise were not subject to the FDA’s prior enforcement discretion policy.

On May 6, 2024, the FDA published a final rule on the regulation of LDTs, which amended the FDA’s regulations under 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FDC Act. However, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. The U.S. government did not appeal the ruling, and the FDA rescinded the rule on September 19, 2025.

It is uncertain whether or when the FDA may be able to otherwise exercise its medical device authority with respect to LDTs or their components. This uncertainty could adversely affect the FDA’s ability to apply and enforce its medical device requirements with respect to diagnostic tests more broadly, including any LDTs for which our customers have obtained marketing authorization. Such uncertainty and the FDA’s actions in response could have a material adverse effect on our business and operations.

Failure to comply with applicable FDA requirements could subject us or our customers to a range of government actions, including warning letters or other allegations of noncompliance with applicable regulations, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity based on violations of the FDC Act, including, but not limited to, adulteration and misbranding. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

New legislation or regulation in the United States may make it more difficult and costly for us to manufacture, market, or distribute our products, or to obtain marketing authorizations for any future products.

From time to time, Congress may enact new legislation or the FDA may issue new regulations that could significantly change the regulation of medical devices. For example, on January 31, 2024, the FDA issued a final rule to amend the QSR, which establishes cGMP requirements for medical device manufacturers, to align more closely with the ISO standards. Specifically, this final rule, which went into effect on February 2, 2026, replaced the QSR with the QMSR, and among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR, it is unclear the extent to which this final rule, once implemented, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create market pressure that may negatively affect our business. It is unclear the extent to which any other legislative or regulatory proposal, if adopted or issued, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may make it more difficult and costly to manufacture, market, or distribute our commercialized products currently marketed as RUO, or may impose additional costs, lengthen marketing authorization review times, or make it more difficult to obtain marketing authorizations for any future products we develop or for any current products for which we are required to obtain marketing authorization. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or staffing limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and provide marketing authorization to new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to such devices to be reviewed and/or receive marketing authorization from necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our customers who use our products and we, if we develop new products, could be required to comply with numerous healthcare regulations and subject to third-party payor coverage and reimbursement policies, which may be expensive, time-consuming and uncertain both in timing and in outcome.

Our customers who use our platform and we, if we expand our product line to include those intended for clinical diagnostic use, may be subject to broadly applicable U.S. federal and state healthcare laws and regulations, including, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and physician sunshine laws and regulations. Violations of such laws may result in substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, additional regulatory oversight, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of operations.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for new diagnostic tests, medications and medical devices. Our ability to commercialize any potential FDA-authorized products successfully, and our customers and collaborators’ ability to commercialize their products successfully, will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.

We may never obtain marketing authorization or certification in foreign jurisdictions for any of our products that we decide to develop products for clinical or diagnostic uses, and, even if we do, we may never be able to commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to eventually market any of our current or future products for clinical or diagnostic use, in any particular jurisdiction, we must comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding quality, safety, data privacy, performance and efficacy. In addition, products offered in one country may not be accepted by regulatory authorities in other countries. Marketing authorization or certification processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

Seeking regulatory marketing authorization or certification could result in difficulties and costs for us and require additional studies, trials or investigations which could be costly and time-consuming. Regulatory requirements and ethical approval obligations can vary widely from country to country and could delay or prevent the introduction of our products in those countries. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory marketing authorizations or certification in international markets, or if those marketing authorizations or certification are delayed, our ability to realize the full market potential of such products will be unrealized.

We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws of other countries, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute, the U.S. Travel Act and other anticorruption laws that apply in countries where we do business. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries offering, promising, giving or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business or gain some other business advantage. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential anti-corruption violations and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. We may also engage third parties to sell our products or to obtain necessary permits, licenses, patent registrations and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We are also subject to other laws and regulations governing our international operations, including regulations administered in the United States and in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations (collectively, “Trade Control Laws”). We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.

There can be no assurance that we will be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA, or other legal requirements, such as Trade Control Laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Any investigation of potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the United States, the European Union or other authorities could have an adverse impact on our reputation, our business, results of operations and financial condition. Furthermore, should we be found not to be in compliance with the FCPA, other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, as well as the accompanying legal expenses, any of which could have a material adverse effect on our reputation and liquidity, as well as on our business, financial condition and results of operations.

Changes in tax laws, regulations, rulings or interpretations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. For example, legislation commonly referred to as the One Big Beautiful Bill Act, enacted in 2025, along with other recent U.S. federal tax reform legislation, has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The Inflation Reduction Act, enacted in 2022, provides for a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations as well as a one percent excise tax on certain stock repurchases imposed on public corporations. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. It is uncertain if and to what extent various states will conform to current federal law, or any subsequent federal tax legislation or other guidance. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of approximately $100.5 million and $87.1 million, respectively, and U.S. federal and state research tax credits of approximately $9.6 million and $7.5 million, respectively. Under current law, federal net operating losses arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in any taxable year is limited to 80% of taxable income (with certain adjustments) for such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or taxes, as applicable, may be limited. We may have experienced ownership changes in the past, and we may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our net operating loss carryforwards or other tax attributes to offset future taxable income or taxes, as applicable, may be subject to limitations, which potentially could result in increased future tax liability to us. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our international operations may subject us to potential adverse tax consequences.

We have significant international operations. Our corporate structure and associated transfer pricing policies consider the functions, risks and assets of the various entities involved in our intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on: the application of the tax laws of the various jurisdictions, including the United States, to our international business activities; changes in tax rates; new or revised tax laws or interpretations of existing tax laws, international standards and policies; and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency.

Our results of operations may be negatively affected if we are required to pay additional sales and use tax, value added tax or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.

The application of U.S. federal, state, local and foreign tax laws to our business, or any potential changes in our business model, is unclear and continually evolving. New tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to our business model or could otherwise negatively impact our results of operations and financial condition.

We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes and decide to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, our customers may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales, or otherwise seriously harm our business, results of operations, financial condition or prospects.

Risks related to our intellectual property, information technology and data security

Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

Our success and ability to compete depends in part on our ability to obtain, maintain and enforce issued patents, trademarks and other intellectual property rights and proprietary technology in the United States and elsewhere. If we cannot adequately obtain, maintain and enforce our intellectual property rights and proprietary technology, competitors may be able to develop and commercialize products similar or identical to ours, or to use our technologies or the goodwill we have acquired in the marketplace. This could erode or negate any competitive advantage we may have and our ability to compete, which could harm our business and ability to achieve profitability and/or cause us to incur significant expenses.

We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright, trade secret and other intellectual property laws to protect the proprietary aspects of our products, brands, technologies, trade secrets, know-how and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property rights and proprietary information. In addition, patents have a limited lifespan. In the United States, for example, the natural expiration of a utility patent is generally 20 years from the earliest effective non-provisional filing date. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining, maintaining and enforcing other intellectual property rights. We may not be able to obtain, maintain and/or enforce our intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.

Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property rights by others, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated by others. Also, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications or patents at a reasonable cost or in a timely manner or in all jurisdictions.

We rely in part on our portfolio of issued patents and pending patent applications in the United States and other countries to protect our intellectual property and competitive position. However, it is also possible that we may fail to identify patentable aspects of inventions made in the course of the development, manufacture and commercialization activities conducted by or on behalf of us before it is too late to obtain patent protection on such inventions. Moreover, we may not develop additional proprietary products, services and technologies that are patentable or that can be protected as a trade secret. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, should we become a licensee of a third party’s patents or patent applications, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained and/or enforced in a manner consistent with the best interests of our business. While we generally apply for patents in those countries where we intend to make, have made, use, import, and offer for sale or sell our products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from importing, manufacturing and/or commercializing our own products or services, or otherwise practicing our own technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The patent positions of life science technology companies, including our patent position, generally is highly uncertain and involves complex legal and factual questions that have been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights that we have or may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances about which of our patent applications will issue, the breadth of any resulting patent, whether any of the issued patents will be found to be infringed, invalid or unenforceable or will be threatened or challenged by third parties, that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products, services or technology. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We cannot offer any assurances that the breadth of our issued patents will be sufficient to stop a competitor from developing, manufacturing and commercializing a product or technologies in a non-infringing manner that would be competitive with one or more of our products or technologies, or otherwise provide us with any competitive advantage, and even if the coverage or breadth is sufficient, patents protecting a product or technology might expire prior to or shortly after such product or technology is commercialized. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for our commercial success. Further, there can be no assurance that we will have adequate resources to enforce our patents.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or services. Patents, if issued, may be challenged in court or before administrative bodies in the United States or abroad, including the U.S. Patent and Trademark Office (USPTO), deemed unenforceable, invalidated, narrowed or circumvented. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products or services to compete with us. Proceedings challenging our patents or patent applications could result in either loss of the patent, or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Any successful challenge to our patents and patent applications could deprive us of exclusive rights necessary for our commercial success. In addition, defending such challenges in such proceedings may be costly, time-consuming and complex. Thus, any patents that we may own may not provide the anticipated level of, or any, protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to develop, manufacture or commercialize our products or technologies.

Some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products, services and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	others will not develop, manufacture and/or commercialize similar or alternative products or technologies that do not infringe our patents;

•

any patents issued to us will provide a basis for an exclusive market for our commercially viable products or technologies, will provide us with any competitive advantages or will not be challenged by third parties;

•	any of our challenged patents will be found to ultimately be valid and enforceable;

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products or services;

•	any of our pending patent applications will issue as patents;

•	we will be able to successfully manufacture and commercialize our products on a substantial scale before relevant patents we may have expire;

•	we were the first to make the inventions covered by each of our patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	we will develop additional proprietary technologies or products that are separately patentable; or

•	our commercial activities or products will not infringe upon the patents of others.

If we cannot successfully enforce our intellectual property rights, the commercial value of our products and technologies will be adversely affected and our competitive position may be harmed.

Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies. We have in the past and may in the future become, involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions

(e.g., opposition proceedings). In a patent or other intellectual property infringement proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in addition to not being infringed, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the cost and expenses of the proceedings.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property rights.

We may also be subject to claims that our former employees, contractors, advisors, or collaborators, or other third parties have an ownership interest in our current or future patents, patent applications or other intellectual property rights, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes in the future arising, for example, from conflicting obligations of employees, consultants or others who were or are involved in developing our products or services. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property rights to execute agreements assigning such intellectual property rights to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property rights that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property rights, and other owners may be able to license their rights to other third parties, including our competitors. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Additionally, we may be subject to claims from third parties challenging ownership interest in or inventorship of intellectual property rights we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign their intellectual property rights to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions and intellectual property rights to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against such claims, and it may be necessary or we may desire to obtain a license to such third party’s intellectual property rights to settle any such claim; however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property rights that are essential to our products or technologies, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employer. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or services could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or commercializing our products or technologies. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and our employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations.

We are and may in the future become a party to intellectual property litigation or administrative proceedings that could be expensive, time-consuming, unsuccessful, and could interfere with our ability to develop, manufacture and commercialize our products or technologies, and could have a material adverse effect on our business.

Our commercial success depends, in part, on our ability to develop, manufacture or commercialize our products and technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. Our industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. While we take steps to ensure that we do not infringe upon, misappropriate or otherwise violate the intellectual property rights of others, there may be other more pertinent rights of which we are presently unaware.

Third parties may initiate, and have in the past initiated, legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. For example, in November 2023, Olink Proteomics AB and Olink Proteomics, Inc. commenced litigation against us in the District of Delaware, Case No. 1:23-cv-1303-MN, alleging infringement of U.S. Patent No. 7,883,848 by our NULISA technology used with or without our ARGO platform. We filed a motion to dismiss, which the Court granted in part on February 11, 2025, without prejudice and with leave for Olink to file an amended complaint. The case was stayed pending the outcome of IPR2024-01353 and the Final Written Decision issued on March 4, 2026, described below. Olink filed an amended complaint, repleading its claims under U.S. Patent No. 7,883,848, on April 2, 2026. The outcome of such proceedings are uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products and technologies, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We have in the past, and may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products or technologies, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. If we choose to challenge the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, or any other third-party patent that may be asserted against us, there can be no assurance that any such challenge will be successful and if not successful, we may be estopped from asserting in a district court any grounds already raised or that could have been raised in certain proceedings, such as inter partes review at the USPTO. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel. For example, on August 23, 2024, we filed a Petition for Inter Partes Review challenging all claims of U.S. Patent No. 7,883,848. The PTAB instituted trial on all grounds raised in our Petition. On March 4, 2026, the PTAB issued a Final Written Decision finding that no claims of U.S. Patent No. 7,883,848 were unpatentable. We had 30 days from this decision to seek Rehearing, 30 days to seek Director Review, and have 63 days to file a notice of appeal to the United States Court of Appeals for the Federal Circuit. The parties submitted the required joint status report on April 6, 2026. We do intend to appeal the PTAB’s decision. The court lifted the stay of the Delaware district court litigation on April 7, 2026, which will allow the litigation to proceed. The litigation will require us to incur expenses to defend against the infringement claims and we may be estopped from asserting that U.S. Patent No. 7,883,848 is invalid on grounds that were raised or reasonably could have been raised in the IPR proceeding, limiting the available challenges we can raise in the district court litigation. We plan to move to dismiss Olink’s amended complaint by our deadline of May 7, 2026. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products or services infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products and/or technologies, which could have a negative impact on the commercial success of our current and any future products or technologies. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S.

patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement.

Our defense of any litigation or interference proceedings may fail and, even if successful, defending such claims brought against us would cause us to incur substantial expenses and distract our management and other employees. If such claims are successfully asserted against us, we could be forced to pay substantial damages. Further, if a patent infringement or other intellectual property rights-related lawsuit were brought against us, we could be forced, including by court order, to cease developing, manufacturing and/or commercializing the infringing product or technologies. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Although patent, trademark, trade secret, and other intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may not be able to obtain licenses on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors and other third parties gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses or make any necessary changes to our products or services, we could be forced to cease some aspect of our business operations, which could harm our business significantly.

A finding of infringement or an unfavorable interference or derivation proceedings outcome could prevent us from developing, manufacturing and/or commercializing our products or technologies, or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. We could encounter delays in product introductions while we attempt to develop alternative products or technologies.

If third parties assert infringement, misappropriation or other claims against our customers, these claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or technologies.

Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us may increase. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe, misappropriate or otherwise violate the intellectual property rights of others. These matters can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Additionally, we purchase product components, including hardware and software, from suppliers, and the design of these components may be outside of our direct control. These suppliers may not indemnify us in the event that a third party alleges the use of such components infringes its intellectual property rights.

Any lawsuits relating to intellectual property rights could subject us to significant liability for damages and invalidate our intellectual property. Any intellectual property litigation also could force us to do one or more of the following:

•	stop developing, making, selling or using products or technologies that allegedly infringe, misappropriate or otherwise violate the asserted intellectual property right;

•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing,

misappropriating or otherwise violating;

•

redesign those products, services or technologies that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and attempt to obtain a license to the relevant intellectual property rights from third parties, which may not be available on commercially reasonable terms or at all, or from third parties who may attempt to license rights that they do not have;

•

lose the opportunity to license our intellectual property rights to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•	incur significant legal expenses; or

•	pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, misappropriating or otherwise violating.

Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business. Any of the foregoing may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

We are involved in lawsuits to protect, enforce or defend our patents and other intellectual property rights, which are expensive, time consuming and could ultimately be unsuccessful.

In the past we have initiated, and we are currently involved in, litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q on information regarding certain legal proceedings in which we are involved. In addition to the litigation in Note 9, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.

The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

•	we may initiate litigation or other proceedings against third parties to enforce our patent rights;

•

third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us or that such patents are invalid or unenforceable;

•

third parties may initiate oppositions, IPRs, post grant reviews or reexamination proceedings challenging the validity or scope of our patent rights, requiring us and/or licensors to participate in such proceedings to defend the validity and scope of our patents;

•	there may be challenges or disputes regarding inventorship or ownership of patents currently identified as being owned by or licensed to us; or

•

at our initiation or at the initiation of a third-party, the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us and/or licensors to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property rights or are unable to protect the confidentiality of our trade secrets, the value of our products and technologies and our business and competitive position could be harmed.

In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how and/or other proprietary information that is not patentable or that we elect not to patent.

However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely considerably on confidentiality provisions that we have in contracts with our employees, consultants, advisors, collaborators and other third parties. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes, and we may not enter into such agreements with all employees, consultants advisors, collaborators and third parties who have been involved in the development of our intellectual property rights. Although we generally require all of our employees, consultants, advisors, collaborators and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. In addition, despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property rights by employees, consultants, advisors, collaborators and other third parties who have access to such intellectual property or other proprietary rights is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors, collaborators or third parties, despite the existence generally of these confidentiality restrictions. These agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets, know-how or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how or other proprietary information that we fail to detect. There can be no assurances that such employees, consultants, advisors, collaborators or third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.

Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and outcomes are unpredictable. Further, it is possible that others will independently develop the same or similar technology, products or services or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information by maintaining physical security of our premises and electronic security of our information technology systems. Such security measures may not provide adequate protection for our proprietary information if, for example, a trade secret is misappropriated by an employee, consultant, advisor, collaborator or other third party with authorized access. Our security measures may not prevent an employee, consultant, advisor, collaborator or other third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products or services that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. Although we take reasonable steps in accordance with normal industry practice, trade secret violations are often a matter of state law in the United States, and the criteria for protection of trade secrets can vary among different jurisdictions. If the steps we have taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our intellectual property rights or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products.

We license antibodies and antigens from third parties in order to be able to use our various proprietary consumable kit products. We do not own the patents that are the subject matter of these licenses. Our rights to use these patented technologies in our business are subject to the continuation of and compliance with the terms of those licenses. In particular, we license the majority of our antibodies and antigens from Abcam Inc. pursuant to a Research Use Only Affinity Reagent Supply Agreement, as amended, and if such agreement were terminated or renegotiated on less favorable terms, entering into a new agreement with different vendors could be costly and cause delays in our ability to meet customer demand for our instrument and kit consumable products.

We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products, services or technologies. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products or technologies and affect the margins on our products. We may also need to negotiate licenses to obtain rights under patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, or not infringed. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We may be subject to claims that we or our employees have misappropriated the intellectual property rights of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.

We may be subject to claims that our employees or consultants have wrongfully used for our benefit or disclosed to us confidential information, including trade secrets or know-how, of third parties. At least some of our employees and consultants were previously employed at or engaged by other life science or medical device companies, including our competitors or potential competitors. Some of these employees and consultants may have executed confidential information non-disclosure and inventions assignment agreements and non-competition agreements in connection with such previous employment or engagements. Although we try to ensure that our employees and consultants do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in conducting or performing their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property rights or disclosed the alleged trade secrets or other proprietary information, of these former employers, clients or other third parties. To the extent that our employees or consultants use intellectual property rights or proprietary information owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our patent licensors fail to maintain the patents and patent applications covering our products, services or technology, we may not be able to stop a competitor from marketing products, services or technologies that are the same as or similar to our products, services or technologies which would have a material adverse effect on our business, financial condition and results of operations.

Changes in patent law or the organizational changes to the USPTO could diminish the value of our patents in general, thereby impairing our ability to protect our current and future products, services or technologies, and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our current or future patents.

Our ability to obtain patents and the breadth of any patents obtained is uncertain in part because, to date, some legal principles, or interpretations of those principles, remain unresolved, and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and other countries. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection, which in turn could diminish the commercial value of our products, services and technologies.

Patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations.

In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we own or that we might obtain or license in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and future patent applications, and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. By way of example, a third party that files a patent application in the USPTO after March 2013, but before us or our licensors, could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors are the first to either (i) file any patent application related to our product and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.

Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain and has been subject to evolving regulatory guidance which indicates that claims directed to a law of nature, a natural phenomenon or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, claims that integrate a natural law or natural relationship into a specific practical application could be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the life sciences and any such changes could have a negative impact on our business.

Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. We may encounter significant problems in enforcing and defending our intellectual property both in the United States and abroad. Our ability to protect our intellectual property rights in those countries may be limited, for example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in other countries. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property rights or narrow the scope of our patent protection. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice, and deciding whether to opt-in or opt-out of Unitary Patent practice entails strategic and cost considerations. The UPC provides third parties, including our competitors, with a new forum to centrally revoke our European patents and makes it possible for a third party to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC, particularly as there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

The legal systems in certain countries may also favor state-sponsored or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property protection. We are aware of incidents where such entities have stolen the intellectual property of domestic companies in order to create competing products and we believe we may face such circumstances ourselves in the future. For example, through its “Annual Special 301 Report on Intellectual Property,” the Office of the United States Trade Representative has been reporting on the adequacy and effectiveness of intellectual property protection in a number of foreign countries that are U.S. trading partners and their protection and enforcement of intellectual property rights. A number of countries in which both we and our distributors operate have been identified in the reports as being on the Priority Watch List. Placement of a country on the Priority Watch List indicates that particular problems exist in that country with respect to intellectual property protection, enforcement, or market access for persons relying on intellectual property rights. Countries placed on the Priority Watch List are the focus of increased bilateral attention concerning the specific problem areas. It is possible that we will not be able to enforce our intellectual property rights against third parties that misappropriate our proprietary technology in those countries.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, including governmental agencies. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement or defense of our issued patents which could impair our competitive intellectual property position. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.

Additionally, organizational changes to the USPTO could increase the uncertainties, timing and costs related to the prosecution of our patent applications. Reductions in the staff available to process, review and make decisions regarding patent applications as well as complete other patent-related activities could delay or prevent us from successfully prosecuting our current or future patent applications. Over the last few years, the U.S. government has shut down several times and certain regulatory agencies have had to furlough staff and stop critical activities. A prolonged government shutdown could prevent the timely review of our patent applications by the USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may independently develop, manufacture and commercialize products, services or technologies that are similar to or are alternatives or duplicates of any of our products, services or technologies without infringing, misappropriating or otherwise violating our intellectual property rights;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents or even when they issue, the scope of the claims may be narrowed;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop, manufacture and commercialize competitive products, services or technologies for sale in our major commercial markets;

•

we, or current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending or future patent application that we license or may own in the future;

•	we, or current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may have access to the same intellectual property rights licensed to us in the future on a non-exclusive basis;

•	we may not develop additional proprietary technologies that are patentable or we may fail to identify potential patentable subject matter and/or may fail to file on it;

•	the intellectual property rights of others may harm our business; and

•

we may choose not to seek patent protection for some of our proprietary technology to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how, resulting in a loss of protection of such trade secret.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

Our registered or unregistered trademarks or trade names could be challenged, invalidated, infringed and circumvented by third parties, and our trademarks could also be diluted, weakened, declared generic, prevented from obtaining full protection or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, services or technologies, resulting in loss of brand recognition, suffer other competitive harm and we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate, or otherwise violate the existing rights of third parties. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition results of operations and prospects.

We rely on our trademarks, trade names and brand names, such as our ALAMAR, ALAMAR BIOSCIENCES, ARGO, NULISA, and NULISASEQ marks, to distinguish our products, services and technologies from the products, services and technologies of our competitors, and have applied to register many of these trademarks in the United States. We have not yet, however, registered all of our trademarks in all of our current and potential markets. There can be no assurance that our trademark applications will be approved for registration. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In the event that our trademarks are successfully challenged or determined to be infringing, misappropriating or violating other marks, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties may also oppose our trademark applications and may seek to cancel trademark registrations or otherwise challenge our use of the trademarks. Opposition or cancellation proceedings may be filed against our trademark filings in these agencies, and such filings may not survive such proceedings. While we may be able to continue the use of our trademarks in the event registration is not available, particularly in the United States, where trademark rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks if such parties are able to successfully claim infringement in court. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our trademarks or trade names may be infringed, circumvented, declared generic or determined to be violating or infringing on other marks.

Our solutions contain third-party open source software components and our internal controls designed to mitigate copyleft disclosure risks and compliance with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our solutions contain software tools licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Although we maintain policies and internal controls intended to prevent the incorporation or distribution of open source software that would require disclosure of our proprietary source code, some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using such open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we fail to adhere to our internal policies and controls regarding open source software and use and distribute our proprietary software with open source software in a manner that would require disclosure, we could, under certain open source software licenses, be required to make available the source code of certain of our proprietary software to the public for free. This could allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales and revenue. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.

Although we typically review our use of open source software to avoid subjecting our solutions to conditions we do not intend, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. Moreover, our processes for monitoring and controlling our use of open source software in our solutions may not be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our solutions on terms that are not economically feasible, to re-engineer our solutions, to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, to pay statutory or other damages to the license holder or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

In addition, because open source software is often developed collaboratively and made publicly available, it may contain security vulnerabilities or other defects that could be exploited by third parties, potentially introducing security risks to our platform and systems. While we conduct diligence and implement review processes intended to monitor and manage our use of open source software, these processes may not identify all license obligations, conflicts or security issues, may not be applied consistently across our organization, and may not keep pace with the volume and complexity of open source usage in our development practices.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively,

“process”) personal data and other sensitive information, including human proteomic data, proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data and business plans (collectively, “sensitive data”).

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”), imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, we have or will enter into arrangements with healthcare providers who are subject to HIPAA which will affect the manner in which we may receive and process individually identifiable health information. Further, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, other federal and state laws establish and may in the future establish requirements for protecting the privacy and security of health information that is not protected by HIPAA.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Similar laws are being considered in several other states, as well as at the international, federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and together with the EU GDPR, the “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Australia’s Privacy Act, and India’s Information Technology Act and supplementary rules impose strict requirements for processing personal data. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection and use of data relating to an identifiable living individual or “personal data”, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the European Economic Area (“EEA”) and the UK.

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the EU, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including certain entities operating in the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to

2% of the total worldwide revenue of the preceding fiscal year.

We also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law (“PIPL”) and various data laws in China, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. For example, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and requires data processors to rely on a data export mechanism and comply with certain requirements prior to the transfer of personal information outside of China, such as compliance with a security assessment, certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the relevant authorities with the overseas recipient, unless an exemption applies. The PIPL, together with other data laws in China, impose data localization requirements for critical information infrastructure operators and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities, unless a security assessment is passed. Failure to comply with the PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. Other potential penalties include a fine of up to RMB 1 million on the person in charge or directly responsible personnel and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of the People’s Republic of China.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, in the EEA and the UK, the EU GDPR and UK GDPR respectively restrict the transfer of personal data to the United States and other countries whose privacy laws generally believed to be inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the U.S. Department of Justice (“DoJ”) issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or are (1) foreign entities organized under the laws of, or with a principal place of business in, a country of concern or 50% or more owned, individually or in the aggregate, by one or more countries of concern or other covered persons; (2) foreign entities 50% or more owned, individually or in the aggregate, by a country of concern or another covered person; (3) foreign individuals that are employees or contractors of a country of concern or covered person; and (4) foreign individuals who are primarily a resident in a country of concern) that may impact certain business or management activities such as vendor engagements, licensing arrangements, partnership engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. We have engaged in the past and may in the future engage in data transactions that could be subject to the rule. Although the DoJ issued compliance guidance and responded to industry questions, we are not aware of the existence of enforcement data or case law that would provide additional guidance on how the rule will be interpreted, and there is a risk that our interpretation of its applicability, scope and requirements could be incorrect, incomplete, or misapplied. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain agreements.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements concerning data privacy, and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; or orders to destroy or not use personal data.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, we have operations and third parties with whom we work to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks in relation to the Israel/Hamas conflict.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent, particularly for companies like ours that are engaged in manufacturing, and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our products are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply-chain attacks.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third parties could introduce cybersecurity risks and vulnerabilities, including supply chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts or otherwise to operate our business, including with respect to our cybersecurity infrastructure. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be fully implemented, complied with, or effective.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

The reliability and continuous availability of our platform is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. Even if we have issued or otherwise made patches or information for vulnerabilities in our platform, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner.

Any of the previously identified or similar threats may cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties on whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our platform, deter new customers from using our platform, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We rely on on-premise, co-located and third-party data centers and platforms to host our website and other online services, as well as for research and development purposes and any interruptions of service or failures may impair and harm our business.

Our proprietary software is a crucial component of our solutions, as our software allows our end users to process and visualize proteomic information provided by our instruments and reagents. Our website and online services are hosted with various third-party service providers located in the United States. We rely on on-premises, co-located and third-party infrastructure in the San Francisco Bay Area and other regions in the United States to perform computationally demanding analysis tasks for our research and development programs and for other business purposes.

In the event of any technical problems that may arise in connection with our on-premise, co-located or third-party data centers, we could experience interruptions in our ability to provide products and services to our customers or in our internal functions, including research and development, which rely on such services. Interruptions or failures may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, worms, ransomware, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions or failures in our operations or services may reduce our revenue, result in the loss of customers, adversely affect our ability to attract new customers or harm our reputation. Significant interruptions to our research and development programs could cause us to delay the introduction of new products or new versions of existing products, which could adversely impact our business, our results of operations and the competitiveness of our products. Our current solutions are capable of generating large datasets, the analysis of which can be time consuming without access to a high-performance computing system. The visualization of such data can also be computationally intensive. As we iterate and improve our products and as the related technologies advance, our continued growth may require an ability to provide our customers with direct access to a high-performance computing system and/or alternative means of obtaining our software. As a result, we expect our reliance on internal and third-party data centers to increase in the future.

Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. In addition, failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to a decrease in customer trust and network downtime; increases in insurance coverage costs due to cybersecurity incidents; and damages to our reputation because of any such incident.

Risks related to ownership of our common stock

An active trading market for our common stock may not develop or be sustained, and you may not be able to resell your shares of common stock at or above the price you paid for them.

An active trading market for our shares may never develop or be sustained. The market value of our common stock may decrease from the price you paid for them. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. Further, an inactive trading market for our shares may also impair our ability to raise capital by selling shares of our common stock or enter into strategic partnerships and transactions by issuing our shares of common stock as consideration. If an active trading market for our common stock does not develop, or is not sustained, you may not be able to sell your shares quickly or at the market price, or at all, and it may be difficult for you to sell your shares without depressing the market price for our common stock.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price paid for the shares. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many other factors, including:

•	the timing of our launch of future products and degree to which the launch and commercialization thereof meets the expectations of securities analysts and investors;

•	the outcomes of and related rulings in the litigation and administrative proceedings in which we are currently or may in the future become involved;

•	the failure or discontinuation of any of our product development and research programs;

•	changes in the structure or funding of research at academic and research laboratories and institutions, including changes that would affect their ability to purchase our instruments or consumables;

•	the success of existing or new competitive businesses or technologies;

•	announcements about new research programs or products of our competitors;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	litigation and governmental investigations involving us, our industry or both;

•	regulatory or legal developments in the United States and other countries;

•	volatility and variations in market conditions in the life sciences sector generally, or the advanced proteomics sector specifically;

•	investor perceptions of us or our industry;

•	the level of expenses related to any of our research and development programs or products;

•

actual or anticipated changes in our estimates as to our financial results or development timelines, variations in our financial results or those of companies that are perceived to be similar to us or changes in estimates or recommendations by securities analysts that cover our common stock or companies that are perceived to be similar to us;

•	whether our financial results meet the expectations of securities analysts or investors;

•	the announcement or expectation of additional financing efforts;

•	stock-based compensation expense under applicable accounting standards;

•	sales of our common stock or common stock by us, our insiders or other stockholders;

•	the expiration of market standoff or lock-up agreements, including the lock-up agreements entered into in connection with our IPO;

•	general economic, industry and market conditions; and

•	natural disasters or major catastrophic events.

Following price volatility, holders of securities may institute securities class action litigation against us. If any holders of our common stock were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our board of directors and senior management would be diverted from the operation of our business. Any adverse determination in litigation could also subject us to significant liabilities. Further, a decline in the financial markets and related factors beyond our control may cause the price of our common stock to decline rapidly and unexpectedly. Broad market and industry factors such as these could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, hold common stock representing a significant portion of our outstanding common stock. As a result, these stockholders will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. The 12,937,500 shares of common stock that we sold in our IPO may be resold in the public market immediately without restriction, unless purchased by our affiliates. Substantially all of our shares outstanding prior to our IPO are restricted as a result of securities laws, market standoff provisions or lock-up agreements, but will become eligible to be sold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by or on behalf of the underwriters. Future sales of such shares may cause the price of our common stock to be reduced or become more volatile.

Moreover, certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or until the rights terminate pursuant to the terms of the stockholder agreements between us and such holders. In addition, as of April 30, 2026, up to 8,301,945 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 6,190,982 shares of our common stock are available for future issuance under our 2026 Equity Incentive Plan and our 2026 Employee Stock Purchase Plan and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, Rule 144 and Rule 701 under the Securities Act, and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

We anticipate that we will seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements in the future to fund our operations. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities.

Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Our decision to issue debt or equity securities will also depend on contractual, legal and other restrictions that may limit our ability to raise additional capital. For example, the terms of our SVB Loan Agreement prohibit, subject to certain exceptions, our ability to incur additional indebtedness. Further, our election to borrow up to an additional $50.0 million of term loans under the SVB Loan Agreement will obligate us to issue warrants to purchase 28,685 shares of our common stock at an exercise price of $4.18 per share to the lender thereof, which will result in further dilution of your ownership interest. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure in this Quarterly Report on Form 10-Q;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act allows us as an “emerging growth company” to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We have taken advantage of the reduced reporting burdens in this Quarterly Report on Form 10-Q, and the information we provide to stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. For example, in this Quarterly Report on Form 10-Q we have only included two years of audited financial statements and have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. It is possible that this may cause investors to find our common stock less attractive. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our share price may be reduced or more volatile.

Even following the termination of our status as an emerging growth company, we may be able to take advantage of the reduced disclosure requirements applicable to “smaller reporting companies,” as that term is defined in Rule 12b-2 of the Exchange Act, and, in particular, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To the extent that we are no longer eligible to use exemptions from various reporting requirements, we may be unable to realize our anticipated cost savings from these exemptions, which could materially adversely impact our results of operations.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the SVB Loan Agreement and any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•

permit our board of directors to issue, without further action by the stockholders, up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control) that may be senior to our common stock;

•	provide that the authorized number of directors may be changed only by resolution of our board of directors;

•

provide that, subject to the rights of any series of preferred stock to elect directors, directors may only be removed for cause, which removal may be effected, subject to any limitation imposed by law, by the holders of at least

66-2/3% of the voting power of all of our then-outstanding shares of the common stock entitled to vote generally at an election of directors;

•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes, with each class serving staggered three-year terms;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent or electronic transmission;

•

provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

•

do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose; and

•

provide that special meetings of our stockholders may be called only by the Chairman of the board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors.

The amendment of any of these provisions, with the exception of the ability of our board of directors to issue shares of preferred stock and designate any rights, preferences and privileges thereto, would require approval by the holders of at least 66-2/3% of our then-outstanding common stock. Such ability to issue preferred stock with voting or conversion rights could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in our control that may otherwise benefit holders of our common stock and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. We have no current plans to issue any shares of preferred stock.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law (“Section 203”). These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult or costly for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and any appellate court therefrom are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action that is based upon a violation of a duty owed by any current or former director, officer, other employee or stockholder, to us or our stockholders; (iii) any claim or cause of action against us or any current or former director, officer or other employee, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us or any current or former director, officer or other employee, governed by the internal-affairs doctrine or otherwise related to our internal affairs, in all cases to the fullest extent permitted by applicable law and subject to the court having personal jurisdiction over the indispensable parties named as defendant; provided, however, that if the designation of such court as the sole and exclusive forum for a claim or action referred to in foregoing clauses (i) through (vi) would violate applicable law, then the United States District Court for the District of Delaware shall be the sole and exclusive forum for such claim or cause of action. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Additionally, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits and result in increased costs for investors to bring a claim. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

General risk factors

Uncertain economic or social conditions may adversely impact demand for our products or cause our customers, vendors and suppliers to suffer financial hardship, which could adversely affect our business, financial condition and results of operations.

Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include a slow-down, recession or inflationary pressures in the general economy, a decrease in foreign business investments, reduced market growth rates, tighter credit markets for us, our suppliers, vendors or customers, a significant shift in government policies (including funding for scientific research or changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on imports or exports), significant social unrest or the deterioration of economic relations between countries (such as the United States and China) or regions. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party suppliers or manufacturers to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business, financial condition and results of operations could be adversely affected.

We incur increased costs as a result of operating as a newly public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices, which could impact our financial condition and results of operations and make it more difficult to run our business.

As a newly public company, and particularly after we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and Nasdaq. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as we continue to operate as a public company or the timing of such costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action and potentially civil litigation. Accordingly, increases in costs incurred as a result of operating as a publicly traded company may adversely affect our business, financial condition and results of operations.

We and our directors and executive officers may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we have in the past and may in the future be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, alleged securities law violations or other investor claims, claims that our employees have wrongfully disclosed or we have wrongfully used proprietary information and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance and employment practices liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation.

Our directors and executive officers may also be subject to litigation. Our amended and restated certificate of incorporation and our amended and restated bylaws authorize us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. We also maintain customary directors’ and officers’ liability insurance.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Section 404(a) of the Sarbanes-Oxley Act requires that, beginning with our second annual report following our initial public offering, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an emerging growth company or smaller reporting company.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because medical device companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. Additionally, the increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements and damages awarded to plaintiffs.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports and may never obtain research coverage by securities and industry analysts. If no or only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our insurance policies may be inadequate, may not cover all of our potential liabilities and may potentially expose us to unrecoverable risks.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employee benefits liability, business automobile, workers’ compensation, products liability, cybersecurity liability, directors’ and officers’ and marine and cargo insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify. However, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Any significant uninsured liability such as litigation-related costs may require us to pay substantial amounts, which would materially adversely affect our business, financial condition, results of operations and prospects.

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance matters, may expose us to reputational and other risks.

Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on environmental, social and governance (“ESG”) and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or that are perceived to have not responded appropriately, may suffer from reputational damage, which could result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review, and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. Compliance with new accounting standards may also result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s discussion and analysis of financial condition and results of operations—Critical accounting estimates.” As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. However, we may elect to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. We may take advantage of these exemptions up until the time that we are no longer an emerging growth company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

The following sets forth information regarding all unregistered equity securities sold during the three months ended March 31, 2026:

•
From January 1, 2026 to March 31, 2026, we granted to certain directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 1,433,765 shares of our common stock under our 2018 Stock Plan, as amended (the “2018 Plan”), at an exercise price of $7.59 per share.
•
From January 1, 2026 to March 31, 2026, we issued to certain directors, officers, employees, consultants, and other service providers an aggregate of 824,237 shares of our common stock upon the exercise of options under the 2018 Plan at exercise prices ranging from $0.58 to $7.59 per share, for an aggregate purchase price of $2.4 million.
•
From January 1, 2026 to March 31, 2026, we issued convertible securities to accredited investors in an aggregate principal amount of $56.5 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b)
Use of Proceeds from Public Offering of Common Stock.

On April 16, 2026 our registration statement on Form S-1 (File No. 333-294697) relating to our IPO of common stock became effective (the "Form S-1"). The Form S-1 registered an aggregate of 12,937,500 shares of our common stock, including 1,687,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on April 20, 2026 at which time we issued 12,937,500 shares of common stock at a public offering price of $17.00 per share, for an aggregate gross offering price of $219.9 million. Upon completion of the sale of the shares of our common stock referenced in the foregoing sentence, the IPO terminated. J.P. Morgan Securities LLC, BofA Securities, Inc., TD Securities (USA) LLC, Leerink Partners LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the IPO.

We incurred underwriting discounts and commissions totaling approximately $15.4 million. In addition, we incurred offering expenses of approximately $6.7 million. Thus, our net offering proceeds after deducting underwriting discounts and commissions and other offering costs, were approximately $197.8 million. None of the expenses associated with the IPO were paid to directors, officers, or persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43235) filed with the SEC on April 20, 2026).

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697), filed with the SEC on April 13, 2026.

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

4.2*

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 21, 2024 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294697) filed with the SEC on March 27, 2026).

10.1

Alamar Biosciences, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.2

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Alamar Biosciences, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.3

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Alamar Biosciences, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.4

Alamar Biosciences, Inc. 2026 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.5

Alamar Biosciences, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.6

Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.7

Alamar Biosciences, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.8

Lease Agreement, dated as of April 7, 2026, by and between the Registrant and JCGC Fremont Owner LLC (incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.9

Confirmatory Offer Letter Agreement, dated April 13, 2026, by and between the Registrant and Yuling Luo (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.10

Confirmatory Offer Letter Agreement, dated April 13, 2026, by and between the Registrant and Timothy White (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.11

Confirmatory Offer Letter Agreement, dated April 13, 2026, by and between the Registrant and Shiping (Steve) Chen (incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

10.12

Confirmatory Offer Letter Agreement, dated April 13, 2026, by and between the Registrant and Justin McAnear (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1/A (File No. 333-294697) filed with the SEC on April 13, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit (indicated by [***]) have been omitted because the Registrant has determined that the omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

† This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamar Biosciences, Inc.

Date: May 8, 2026	By:	/s/ Yuling Luo, Ph.D.
Yuling Luo, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Justin McAnear
Justin McAnear
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)