Form 10-Q
period 2026-06-30
Alamar Biosciences, Inc.
filed 2026-08-11
CIK 2104204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2026, the registrant had 69,392,766 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Alamar Biosciences, Inc.

Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$132,969	$30,002
Short-term investments	117,083	—
Accounts receivable	20,344	12,753
Inventory	45,409	38,482
Prepaid expenses and other current assets	15,577	13,468
Total current assets	331,382	94,705
Restricted cash	6,254	4,907
Property and equipment, net	13,358	10,498
Operating lease right-of-use assets	35,798	26,130
Capitalized software, net	1,605	1,988
Other assets—noncurrent	2,578	1,764
Total assets	$390,975	$139,992
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$13,790	$5,872
Accrued and other current liabilities	11,893	15,759
Short-term operating lease liabilities	2,277	2,099
Total current liabilities	27,960	23,730
Long-term operating lease liabilities	39,182	29,564
Warrant liabilities	—	247
Term debt	9,947	9,810
Other noncurrent liabilities	1,029	599
Total liabilities	78,118	63,950
Convertible preferred stock	—	234,996
Stockholders’ equity (deficit)
Founders preferred stock	—	—
Common stock	7	1
Additional paid-in capital	516,288	9,892
Accumulated other comprehensive loss	(139)	(72)
Accumulated deficit	(203,299)	(168,775)
Total stockholders’ equity (deficit)	312,857	(158,954)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$390,975	$139,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$23,269	$12,040	$44,610	$21,209
Service and other revenue	6,158	4,122	10,852	8,044
Total revenue	29,427	16,162	55,462	29,253
Cost of revenue:
Cost of product revenue	9,858	6,489	19,668	11,860
Cost of service and other revenue	1,851	1,092	3,619	2,423
Total cost of revenue	11,709	7,581	23,287	14,283
Gross profit	17,718	8,581	32,175	14,970
Operating expenses:
Research and development	13,817	8,895	26,834	17,197
Selling, general and administrative	17,433	7,605	31,220	14,245
Total operating expenses	31,250	16,500	58,054	31,442
Loss from operations	(13,532)	(7,919)	(25,879)	(16,472)
Interest income, net	1,875	630	2,414	1,416
Interest expense	(224)	(48)	(447)	(94)
Loss on remeasurement of convertible notes	(1,377)	—	(9,971)	—
Other (expense) income, net	(34)	314	(270)	468
Net loss before income tax	(13,292)	(7,023)	(34,153)	(14,682)
Provision (benefit) for income taxes	(93)	—	371	—
Net loss	$(13,199)	$(7,023)	$(34,524)	$(14,682)
Net loss per share, basic and diluted	$(0.22)	$(0.62)	$(0.97)	$(1.30)
Weighted-average common shares outstanding, basic and diluted	58,665,055	11,409,556	35,589,492	11,334,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(13,199)	$(7,023)	$(34,524)	$(14,682)
Other comprehensive income (loss):
Currency translation adjustment	41	(96)	33	(93)
Unrealized loss on available-for-sale debt securities	(100)	(47)	(100)	(142)
Comprehensive loss	$(13,258)	$(7,166)	$(34,591)	$(14,917)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

							Additional	Accumulated other		Total
	Convertible preferred stock		Founders preferred stock		Common stock		paid-in-	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2024	92,344,110	$234,996	488,831	$—	11,090,304	$1	$5,395	$149	$(138,956)	$(133,411)
Issuance of common stock upon exercise of stock options	—	—	—	—	287,985	—	243	—	—	243
Vesting of early exercised stock options	—	—	—	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	619	—	—	619
Other comprehensive loss	—	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	—	(7,659)	(7,659)
Balance at March 31, 2025	92,344,110	234,996	488,831	—	11,378,289	1	6,264	57	(146,615)	(140,293)
Issuance of common stock upon exercise of stock options	—	—	—	—	70,694	—	164	—	—	164
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	680	—	—	680
Other comprehensive loss	—	—	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	—	—	(7,023)	(7,023)
Balance at June 30, 2025	92,344,110	$234,996	488,831	$—	11,448,983	$1	$7,110	$(86)	$(153,638)	$(146,613)

Balance at December 31, 2025	92,344,110	$234,996	488,831	$—	12,047,585	$1	$9,892	$(72)	$(168,775)	$(158,954)
Issuance of common stock upon exercise of stock options	—	—	—	—	824,237	—	661	—	—	661
Vesting of early exercised stock options	—	—	—	—	—	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	1,453	—	—	1,453
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(21,325)	(21,325)
Balance at March 31, 2026	92,344,110	234,996	488,831	—	12,871,822	1	12,108	(80)	(190,100)	(178,071)
Conversion of convertible preferred stock to common stock	(92,344,110)	(234,996)	—	—	38,824,974	4	234,992	—	—	234,996
Conversion of convertible notes to common stock	—	—	—	—	3,910,025	1	66,470	—	—	66,471
Conversion of founders preferred stock to common stock	—	—	(488,831)	—	488,831	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting and offering costs	—	—	—	—	12,937,500	1	197,836	—	—	197,837
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	364	—	—	364
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	97,828	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	256,752	—	1,213	—	—	1,213
Vesting of early exercised stock options	—	—	—	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	—	—	—	—	3,177	—	—	3,177
Other comprehensive loss	—	—	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	—	—	(13,199)	(13,199)
Balance at June 30, 2026	—	$—	—	$—	69,387,732	$7	$516,288	$(139)	$(203,299)	$312,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(34,524)	$(14,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,301	1,807
Stock-based compensation	4,747	1,299
Accretion and amortization of premiums and discounts on investments, net	(137)	(222)
Loss on remeasurement of convertible notes	9,971	—
Convertible note issuance costs included in net loss	361	—
Unrealized foreign exchange loss (gain)	245	(527)
Non-cash operating lease costs	1,145	867
Amortization of debt issuance costs	137	86
Change in fair value of warrant liabilities	117	23
Provision for expected credit losses	135	—
Changes in assets and liabilities:
Accounts receivable	(7,821)	(2,849)
Inventory	(6,990)	(9,418)
Contract assets	—	413
Net investment in sales-type lease	—	173
Prepaid expenses and other current assets	(2,860)	349
Other noncurrent assets	(811)	120
Accounts payable	7,658	(1,235)
Operating lease liabilities	(903)	(955)
Accrued expenses and other liabilities	(4,440)	(199)
Net cash used in operating activities	(31,669)	(24,950)
Cash flows from investing activities:
Purchases of short-term investments	(117,045)	(4,940)
Maturities of short-term investments	—	42,000
Purchases of property and equipment	(4,242)	(1,307)
Capitalized software development costs	(287)	(790)
Net cash (used in) provided by investing activities	(121,574)	34,963
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with IPO, net of underwriting costs	204,542	—
Payment of third-party IPO costs	(6,150)	—
Proceeds from issuance of convertible notes	56,500	—
Payment of third-party debt issuance costs	(324)	—
Proceeds from issuance of common stock upon exercise of stock options	3,034	407
Net cash provided by financing activities	257,602	407
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(45)	469
Net increase in cash, cash equivalents and restricted cash	104,314	10,889
Cash, cash equivalents and restricted cash at beginning of period	34,909	31,677
Cash, cash equivalents and restricted cash at end of period	$139,223	$42,566
Supplemental disclosure of cash-flow information:
Cash paid for interest	$303	$6
Noncash investing and financing items:
Conversion of convertible preferred stock to common stock	$234,996	$—
Conversion of convertible notes to common stock	$66,471	$—
Reclassification of deferred offering costs to additional paid-in capital upon IPO	$6,705	$—
Vesting of early exercised stock options	$230	$9
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,807	$134
Conversion of preferred stock warrants to common stock warrants	$364	$—
Equipment transferred to inventory	$10	$169
Property and equipment included in accounts payable and accrued liabilities	$601	$196

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

As of June 30, 2026, the Company has wholly-owned subsidiaries in Asia, Europe and North America.

Reverse stock split—On April 8, 2026, the Company’s stockholders and board of directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s Class A and Class B common stock (collectively “Common Stock”) and Founders Preferred Stock on a one-for-2.418 basis, which was effected on April 10, 2026 (the “Reverse Stock Split”). The number of authorized shares and the par values of the Common Stock and Series A-1, Series A-2, Series A-3, Series A-4, Series B, Series B-Plus and Series C convertible preferred stock (“Preferred Stock”) and Founders Preferred Stock (collectively with Preferred Stock “Convertible Preferred Stock”) were not adjusted as a result of the Reverse Stock Split. The number of issued and outstanding Preferred Stock were not adjusted as a result of the Reverse Stock Split. However, the conversion ratios for the Company’s Preferred Stock were proportionally adjusted such that the common stock issuable upon conversion of such Preferred Stock was decreased in proportion to the Reverse Stock Split. Likewise, the number of shares issuable upon exercise of outstanding options and common stock warrants and the related exercise price were adjusted in proportion to the Reverse Stock Split. All share and per share references, other than Preferred Stock, have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Basis of presentation—The Company’s condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The condensed results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other future annual or interim period. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 17, 2026 (the “Prospectus”).

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

2.
Summary of significant accounting policies

For a summary of the Company’s significant accounting policies refer to “Note 2—Summary of significant accounting policies” in the notes to the financial statements as of and for the year ended December 31, 2025 included in the Prospectus. There have been no significant changes to these policies during the three and six months ended June 30, 2026.

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, disclosure of contingent liabilities, and the reported amounts of revenue and expense. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the estimates of the fair values of convertible notes and common stock, stock-based compensation, inventory, expected credit losses, accrued liabilities, the fair value of the warrant liability, discount rate associated with leases, the estimates of the warranty expenses, and the valuation of allowances associated with deferred tax assets. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, the Company’s forecasts and future plans, current economic conditions and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations may be affected.

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

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash deposited with banks, money market funds and U.S. treasury securities.

Restricted cash—Restricted cash consists of cash and cash equivalents held in a bank deposit account to secure standby letters of credit from JPMorgan Chase Bank and Silicon Valley Bank ("SVB"), a division of First Citizens Bank in lieu of security deposits for the leases of the Company’s Fremont facilities.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum totals of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$132,969	$30,002
Restricted cash	6,254	4,907
Total cash, cash equivalents and restricted cash	$139,223	$34,909

Accounts receivable—Accounts receivable consists of amounts due from customers for the sales of products and services. The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. In estimating expected credit losses, the Company applies the practical expedient to assume that current conditions as of the balance sheet date will remain unchanged over the remaining contractual term of its current accounts receivable and current contract assets when developing its reasonable and supportable forecasts. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific allowance for credit losses is recorded to reduce the related receivable to the amount expected to be recovered, given all information presently available. Except for this allowance, the Company believes its receivables are collectible. Delinquency of accounts receivable is determined based on contractual terms, customer payment history and current creditworthiness.

The Company recorded an allowance for expected credit losses of $0.1 million on the outstanding accounts receivable balance as of June 30, 2026. No allowance was required as of December 31, 2025.

During the three months ended June 30, 2026, there was one customer that represented 11% of total revenue. No customer represented 10% or more of total revenue during the three months ended June 30, 2025 and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, one customer represented 10% or more of net accounts receivable.

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

Deferred offering costs—The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity offering until such offering is consummated. As of December 31, 2025, a total of $1.3 million in deferred offering costs related to the Company’s IPO were classified as prepaid expenses and other current assets in the condensed balance sheet. The Company closed its IPO on April 20, 2026, accordingly these costs as well as offering costs incurred subsequent to December 31, 2025 were recorded in stockholders’ equity as a reduction of the proceeds from the offering.

Revenue recognition—The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promises to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration which the Company expects to be entitled to,

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

and therefore there is no variable consideration. Revenue is recorded net of sales taxes collected on behalf of governmental authorities. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The Company determines standalone selling price using internal costs, profit objectives, and historical pricing practices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by management, adjusted for applicable discounts. The Company's revenue arrangements generally do not provide a right of return. The payment term is usually net 30 days or other customer negotiated terms.

The Company sells its products through multiple channels, including direct sales to end customers and, to a lesser extent, through distributors. In certain instances, the Company may drop-ship products directly to end customers on behalf of distributors. The distributors have pricing discretion with the end customer, are viewed by the end customer as primarily responsible for fulfilling the obligation and obtain risks and rewards of ownership upon shipment even in drop-shipment arrangements. As a result, distributors are considered the Company’s customer in these arrangements. Revenue is recognized at the point in time when control of the product transfers to the customer, which is typically upon shipment or delivery, based on the contractual delivery terms.

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
•
Sale of maintenance contracts—The Company typically provides a one-year limited warranty for the ARGO HT System. After expiration of the initial warranty period, the Company offers a further 12-month maintenance contract, which can be purchased separately or together with the ARGO HT System. Revenue from these maintenance contracts is recognized as the services are rendered, typically ratably over the contract term. For the three and six months ended June 30, 2026 and 2025, no material amounts were recognized as revenue under maintenance contracts.

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

For the subsidiary whose functional currency is not the U.S. dollar, the Company uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate the operating results and financial position to the U.S. dollar, respectively, which is the Company’s reporting currency. Translation differences are recorded in accumulated other comprehensive loss, a component of stockholders’ equity (deficit).

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. This update is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

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

3.
Revenue

The Company reported revenue in the following categories for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Instruments	$7,788	$5,773	$15,169	$9,919
Consumables	15,481	6,267	29,441	11,290
Services	6,158	4,122	10,852	7,794
Other revenue	—	—	—	250
Total	$29,427	$16,162	$55,462	$29,253

The Company reported revenue in the following geographic areas for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$19,658	$9,524	$34,563	$18,993
Europe, Middle East and Africa	6,581	3,950	14,015	7,102
Asia-Pacific	2,685	2,324	5,094	2,774
Americas (excluding United States)	503	364	1,790	384
Total	$29,427	$16,162	$55,462	$29,253

Deferred revenue activity during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized that was included in the contract liability at the beginning of the period	$838	$339	$249	$386

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026, deferred revenue was $2.4 million, of which $2.2 million is included within accrued and other current liabilities and is expected to be recognized to revenue in the next 12 months. The remainder will be recognized thereafter and is included within other noncurrent liabilities. Deferred revenue as of December 31, 2025 was $0.8 million.

4.
Fair value measurements

Carrying amounts of certain of the Company’s financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents. There were no transfers between levels during the six months ended June 30, 2026 and 2025. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 based on the three-tier fair value hierarchy (in thousands):

	Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets included within cash and cash equivalents and short-term investments:
Money market funds	$107,602	$—	$—	$107,602
U.S. treasury securities	—	133,026	—	133,026
Total assets at fair value	$107,602	$133,026	$—	$240,628

Financial liabilities:
Phantom stock options	$—	$—	$125	$125
Total liabilities at fair value	$—	$—	$125	$125

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

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrant liabilities

The Company issued a warrant to purchase shares of its convertible preferred stock, which did not meet the criteria for equity classification and was therefore classified as a liability. In connection with the Company's IPO in April 2026, this warrant automatically converted into a warrant to purchase common stock in accordance with the warrant. As a result, the preferred stock warrant liability was remeasured to fair value and reclassified to additional paid-in-capital on IPO date. The estimated fair value of the convertible preferred stock warrant liability prior to conversion was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

There were no material changes in the fair value of the Company’s warrant liabilities in the three and six months ended June 30, 2026 and 2025.

Convertible notes

Prior to conversion to common stock on IPO date, the total estimated fair value of the convertible notes issued in January 2026 was $66.5 million. The fair value was determined based on a probability-weighted approach assuming the notes settled through an automatic conversion either upon an IPO or upon maturity. The value in an IPO scenario is directly calculated based on contractual terms, including the number of shares receivable upon conversion, and the share price of the Company's common stock. Refer to Note 7—Financing arrangements for additional terms of the convertible notes.

The following table summarizes the changes in carrying value of the convertible notes for the three and six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Balance at beginning of period	$65,094	$—
Issuance of convertible notes	—	56,500
Remeasurement of notes to fair value	1,377	9,971
Conversion of convertible notes to common stock	(66,471)	(66,471)
Balance at end of period	$—	$—

5.
Cash equivalents and short-term investments

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and short-term investments by major investment category as of June 30, 2026 (in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Financial assets included within cash and cash equivalents and short-term investments:
Money market funds	$107,602	$—	$—	$107,602
U.S. treasury securities	133,126	—	(100)	133,026
Total	$240,728	$—	$(100)	$240,628

Cash equivalents				123,545
Short-term investments				117,083
Total				$240,628

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Financial assets included within cash and cash equivalents:
Money market funds	$19,665	$—	$—	$19,665
Total	$19,665	$—	$—	$19,665

Short-term investments outstanding as of June 30, 2026 have contractual maturities of 12 months or less and were classified as short-term investments in current assets. There were no short-term or long-term investments outstanding at December 31, 2025.

6.
Significant balance sheet components

Inventory—Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$30,689	$24,741
Work in progress	2,751	2,921
Finished goods	11,969	10,820
Total	$45,409	$38,482

Accrued and other current liabilities—Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$5,154	$6,856
Deferred revenue, current	2,194	470
Accrued warranty expense	989	870
Accrued deferred offering costs	—	734
Other accrued liabilities	3,556	6,829
Total	$11,893	$15,759

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

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in the reserve for product warranties were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$980	$625	$870	$556
Amounts charged to cost of revenue	384	340	824	600
Repairs and replacements	(375)	(290)	(705)	(481)
Balance at end of period	$989	$675	$989	$675

7.
Financing arrangements

Convertible notes

On January 8, 2026, the Company issued unsecured convertible loan notes (the “Convertible Notes”) to investors in an aggregate principal amount equal to the gross cash proceeds of $56.5 million. $15.6 million of the $56.5 million aggregate principal amount of issued Convertible Notes was purchased by investors that are considered related parties including Illumina Innovation Fund II, L.P., a fund affiliated with a member of the Company’s board of directors and Sands Capital Life Sciences Pulse Fund II, L.P., a fund affiliated with a former member of the Company's board of directors. The Convertible Notes were to mature 18 months from the initial issuance of the notes, if not earlier converted, and, after July 31, 2026, would accrue simple interest on a daily basis at 8% per annum. If the Convertible Notes remained outstanding upon maturity, the Convertible Notes and all accrued and unpaid interest would automatically convert into a variable number of shares of a new series of the Company’s preferred stock with the number of shares dependent upon the trailing 12 months revenue and the Company's fully-diluted capitalization at maturity. In connection with the IPO, the Convertible Notes automatically converted into shares of common stock at a conversion price equal to 85% of the offering price, pursuant to the terms of the Convertible Notes. The Convertible Notes were also subject to automatic or optional settlement in other events such as a qualifying or nonqualifying financing event or a change in control.

The Convertible Notes were accounted for under the fair value option, and issuance costs of $0.4 million were expensed upon closing. The Company recognized a loss on fair value remeasurement of the Convertible Notes of $1.4 million and $10.0 million during the three and six months ended June 30, 2026, respectively.

Upon the closing of the Company's IPO, the Convertible Notes automatically converted into shares of its common stock as disclosed in Note 1— Description of business and basis of presentation above. Immediately prior to conversion, the Company remeasured the Convertible Notes to fair value, and the fair value of $66.5 million was reclassified to stockholders’ equity upon conversion.

Common stock warrants

In April 2026, SVB initiated a cashless exercise of its common stock warrants to purchase 112,847 shares at exercise prices ranging from $3.34 to $4.18 per share which resulted in the issuance of 97,828 shares of common stock.

8.
Stock plans

In July 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Stock Plan (the “2018 Plan”) and the board of directors periodically approved changes in the number of authorized shares under the 2018 Plan. In April 2026, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2026 Equity Incentive Plan (the “2026 Plan” and together with the 2018 Plan, the “Stock Plans”), which became effective in connection with the Company’s IPO. Following the 2026 Plan’s effectiveness, no further grants will be made under the 2018 Plan, however, awards outstanding under the 2018 Plan will continue to be governed by their existing terms. In addition, shares subject to outstanding stock awards granted under the 2018 Plan that expire, or are forfeited, cancelled, withheld, or reacquired become available for grant pursuant to the 2026 Plan.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Stock Plans provide for the grant of restricted stock awards, incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, nonemployee directors and consultants of the Company. Awards generally include service-based vesting terms of four years, with 25% of the award vesting one year from the vesting commencement date and then ratably over the following 36 months, though some vest over shorter periods, vesting monthly from grant date. Options granted under the Stock Plans generally expire ten years from the date of grant. Options are exercisable only to the extent vested unless early exercise is approved by the Company’s board of directors.

As of June 30, 2026, the total number of shares available for grant under the 2026 Plan was 4,990,358. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2027 through January 1, 2036, in an amount equal to 5% of the total number of shares of each and every class of common stock of the Company outstanding on December 31 of the preceding year; provided that before the date of any such increase, the board of directors may determine that such increase will be less than such amount.

As of June 30, 2026 and December 31, 2025, 311,822 and 35,629 shares of common stock granted pursuant to the early exercise of options were outstanding and subject to the Company’s repurchase right. The exercise price of all stock options granted under the Stock Plans must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Company's board of directors.

For the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenue	$45	$7	$59	$15
Cost of service and other revenue	58	12	80	25
Research and development	838	262	1,230	491
Selling, general and administrative	2,339	399	3,378	768
Total stock-based compensation expense	$3,280	$680	$4,747	$1,299

As of June 30, 2026, there was $50.5 million of unamortized stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.58 years.

Stock options

Stock option activity for the six months ended June 30, 2026 was as follows:

				Aggregate
		Exercise	Remaining	intrinsic
	Options	price per	contractual	value
	outstanding	share	life (in years)	(in thousands)
Balance outstanding, December 31, 2025	5,842,551	$3.18	8.27	$25,767
Options granted	3,484,251	$13.16
Options exercised	(1,081,384)	$2.80
Options cancelled/forfeited/expired	(50,625)	$4.56
Balance outstanding, June 30, 2026	8,194,793	$7.47	8.60	$160,821
Vested and expected to vest at June 30, 2026	8,506,615	$7.31	8.60	$168,229
Exercisable at June 30, 2026	3,274,669	$3.09	7.40	$78,600

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2026 and 2025, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	4.0%	4.0%	4.4%
Expected volatility	67.8%	69.7%	68.0%	81.9%
Expected term (in years)	6.1	5.9	6.1	6.0

RSUs

The RSU activity during the six months ended June 30, 2026 was as follows:

		Weighted- average
	RSU	grant date
	outstanding	fair value
Balance outstanding, December 31, 2025	—	$—
RSUs granted	528,477	$22.69
RSUs vested	—	$—
Balance outstanding, June 30, 2026	528,477	$22.69

Other grants

Stock activity during the six months ended June 30, 2026 for grants of restricted stock awards (“RSAs”) to employees outside of the Stock Plans was as follows:

		Weighted- average
	RSAs	grant date
	outstanding	fair value
Balance outstanding, December 31, 2025	34,877	$4.18
RSAs vested	(10,752)
Balance outstanding, June 30, 2026	24,125	$4.18

For the three and six months ended June 30, 2026 and 2025, the total fair value of shares vested was de minimis.

In April 2025, the Company adopted the Employee Phantom Option Plan, which allows for the issuance of Phantom Options to purchase Phantom Shares of the Class B Common Stock of the Company. Following the IPO, Phantom Shares may be converted into common shares at a defined conversion price. Upon completion of the IPO and government registration, all outstanding Phantom Options automatically convert into options to acquire common stock. The Company issued 8,945 phantom stock options during three and six months ended June 30, 2026 with a weighted-average exercise price of $7.59 per share. As of June 30, 2026, the government registration was not complete.

2026 Employee Stock Purchase Plan

In April 2026, the Company’s 2026 Employee Stock Purchase Plan (“2026 ESPP”) became effective. Subject to any limitations contained therein, the 2026 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s common stock at a discounted price per share. As of June 30, 2026, 656,400 shares of the Company's common stock were available for sale under the 2026 ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

year, from January 1, 2027 through January 1, 2036, by the lesser of (i) 1% of the total number of shares of each and every class of our common stock outstanding on December 31 of the preceding year and (ii) 1,969,200 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than such amount.

No offerings have been authorized to date by the administrator under the 2026 ESPP. If the administrator authorizes an offering period under the 2026 ESPP, the administrator will establish the duration of offering periods and purchase periods, including the starting and ending dates of offering periods and purchase periods, provided that no offering period may have a duration exceeding 27 months.

9.
Commitments and contingencies

Legal proceedings

Olink Proteomics AB and Olink Proteomics, Inc. v. Alamar Biosciences, Inc., United States District Court for the District of Delaware, Case No. 1:23-cv-1303-MN. Olink Proteomics AB and Olink Proteomics, Inc. commenced the litigation on November 15, 2023. The complaint alleges infringement of U.S. Patent No. 7,883,848 by Alamar’s manufacture, use, offer for sale, sale, marketing and/or distribution of its Nucleic acid Linked Immuno-Sandwich Assay (“NULISA”) platform used with or without its ARGO HT system. The asserted patent relates to a method for detecting functional interactions between at least two molecules of interest. Alamar filed a motion to dismiss, which the Court granted on February 11, 2025, without prejudice to Olink filing an amended complaint. The case was stayed pending the outcome of IPR2024-01353 and the Final Written Decision issued on March 4, 2026, described below. Olink filed an amended complaint, repleading its claims under U.S. Patent No. 7,883,848, on April 2, 2026. The court lifted the stay of the Delaware district court litigation on April 7, 2026. Alamar moved to dismiss the amended complaint on May 7, 2026. That motion is pending.

Alamar Biosciences, Inc. v. Olink Proteomics AB, United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case No. IPR2024-01353. On August 23, 2024, Alamar filed a Petition for Inter Partes Review challenging all claims of U.S. Patent No. 7,883,848. The PTAB instituted trial on all grounds raised in Alamar’s Petition. On March 4, 2026, the PTAB issued a Final Written Decision finding that no claims were unpatentable. On May 4, 2026, Alamar filed its notice of appeal of the Final Written Decision to the United States Court of Appeals for the Federal Circuit. As of June 30, 2026, losses for these cases are not probable or estimable.

10.
Leases

In November 2021, the Company entered into a noncancelable operating lease for its current headquarters. The lease, as amended, commenced in January 2022 and expires in January 2034. A portion of the facility was subleased to Attovia Therapeutics, Inc. (“Attovia”), a related party, through March 2025. See Note 11—Related party transactions for additional information. The Company also leases office space in Europe and Asia as of June 30, 2026.

In April 2026, the Company entered into a lease for manufacturing, research and office space in Fremont, California, and the Company recognized a right-of-use asset of $10.8 million and a lease liability of $10.7 million upon delivery of the premises for construction of leasehold improvements in June 2026. The initial term of the lease is approximately 158 months depending on the timing of completion of leasehold improvements, and the Company has an option to extend the lease for one additional 5-year term. The Company is eligible to receive up to $7.7 million in tenant improvement allowances which are recorded as a reduction of the related lease liability until they are received from the landlord. In connection with this lease agreement, the Company restricted $1.3 million at SVB to secure a standby letter of credit in lieu of a security deposit.

As of June 30, 2026, the Company has one lease which has not yet commenced or been recognized, since the facility is not yet available for the Company’s use. Fixed lease payments for this lease in China which is expected to commence in the third quarter of 2026 are $1.3 million over the five-year lease term.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026, maturities of the Company’s operating lease liabilities under noncancelable leases are as follows (in thousands):

2026 (remaining six months)	$2,781
2027	5,929
2028	7,157
2029	7,986
2030	8,886
Thereafter	47,170
Total undiscounted lease payments	79,909
Less imputed interest	(30,787)
Less tenant improvement allowance	(7,663)
Present value of operating lease liabilities	$41,459
Operating lease liabilities:
Current	2,277
Noncurrent	39,182
Total lease liability	$41,459

The weighted-average remaining lease term and discount rate as of June 30, 2026 were as follows:

Other information:
Weighted-average remaining lease term (years)	8.9
Weighted-average discount rate	10.6%

11.
Related party transactions

In December 2022, the Company established Attovia as a wholly owned subsidiary, and the Company subsequently distributed its interest in Attovia to investors in 2024. The Company’s Chief Executive Officer has been a director of Attovia since its inception; thus, Attovia is a related party. The following table summarizes the related party transactions between the Company and Attovia during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
TAP service revenue	$178	$35	$238	$35
Licensing revenue	$—	$—	$—	$250
Sublease income	$—	$—	$—	$190
Other facility related income	$—	$—	$—	$90
Professional service and equipment rental income	$—	$—	$—	$8

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

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the activity for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning liability	$1,181	$636	$457	$851
Payments received	—	—	1,784	—
Amount recognized as contra research and development	(1,181)	(636)	(2,241)	(851)
Ending liability	$—	$—	$—	$—

13.
Net loss per share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2026	2025
Convertible preferred stock	—	39,313,815
Outstanding stock options	8,194,793	5,396,217
Unvested restricted stock units	528,477	—
Unvested restricted stock awards	24,125	—
Stock subject to repurchase	311,822	7,081
Preferred stock warrants	—	31,251
Common stock warrants	31,251	84,162
Total	9,090,468	44,832,526

14.
Subsequent events

On August 6, 2026, the Company entered into a Third Amendment to its Loan and Security Agreement with SVB. The amendment refinanced and replaced the Company’s existing credit facilities with a revolving credit facility of up to $60.0 million, including an uncommitted accordion feature of up to an additional $40.0 million, and extended the maturity date to July 1, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended on April 17, 2026 (the “Prospectus”) that forms a part of our Registration Statement on Form S-1 (File No. 333-294697) (the “Registration Statement”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled "Special Note Regarding Forward-Looking Statements." Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars. Unless the context otherwise requires, all references in this section to the “Company”, “Alamar”, “we”, “our” or “us” refers to the business of Alamar Biosciences, Inc. and its subsidiaries.

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

We are also developing a second instrument as part of our IVD platform, called the ARGO HT/DX instrument, for which we intend to provide a submission to the FDA for marketing authorization in 2027. The robust performance of our platform is further evidenced in over 100 scientific publications since our commercial launch. Our customers include top global research and academic institutions, biopharmaceutical companies, contract research organizations and service labs. We have also established multiple collaborations with renowned research foundations to help support the development of our ARGO HT/DX instrument and the discovery of biomarkers in neurodegenerative disease.

We are a trusted partner to our customers, with a market reputation built on our deep understanding of, and ability to address, their evolving needs. For the three months ended June 30, 2026, 52% of our sales revenue was generated from academic institutions, 42% was generated from biopharmaceutical companies and 6% was generated from distributors.

We sell our products primarily through our direct sales channels in North America, Europe, and China, which together account for the majority of our revenue. In addition, we have established distribution agreements in Australia, portions of Eastern Europe, Middle East, India, Japan, Singapore and South Korea. Our products are currently sold for research use only. For the three months ended June 30, 2026, 69% of sales were from the Americas region, 22% was from the Europe and in the Middle East & Africa (“EMEA”) region and 9% was from the Asia-Pacific (“APAC”) region.

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

Since our inception in 2018, we have incurred net losses each year. Net losses were $13.2 million and $7.0 million in the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $203.3 million and unrestricted cash, cash equivalents and short-term investments of $250.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts and, to a lesser extent, from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the near term as we invest in the continued growth of our business to include increasing headcount required to develop, sell, and support our platforms, scale our technology platform and introduce new products and services, protect and defend our intellectual property and potentially acquire new businesses or technologies. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

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

Services revenue

While a smaller percentage of revenue compared to our product revenue, an important portion of our business is our service-related offerings. We derive services revenue from (i) our TAP services for customers looking to evaluate the benefits and (ii) service contracts for maintenance and repair of our ARGO HT instruments. Our maintenance and repair contracts are offered generally for a 12-month period and extend the one-year limited warranty for the ARGO HT System. Revenue is recognized as the services are rendered over the contract term beginning after the one-year limited warranty. We expect our maintenance and repair services revenue to grow as the initial warranty period expires and as our instrument installed base grows. As our platform continues to gain increased adoption and the number of publications covering our products increases, we expect our TAP services to grow at a slower rate than other areas of our business.

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

In the near term, as we expect increased demand for our products, we expect to increase costs for the expansion of manufacturing, warehousing and product distribution facilities which could negatively impact our gross margins as we add capacity in advance of full utilization. In addition to the impact of competing products entering the market, the future margin profiles of our instruments and consumables and any royalties, may impact our gross margins.

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

Cost of revenue

Cost of revenue primarily consists of manufacturing costs incurred in the production process including personnel and related costs, third-party manufacturing costs, costs of component materials, labor and overhead, packaging and delivery costs, royalty payments and allocated costs including facilities and information technology. We plan to hire additional employees as well as expand our manufacturing, warehousing and product distribution facilities, including increasing manufacturing automation to support our growth. In addition, cost of revenue includes warranty costs, provisions for slow-moving and obsolete inventory, personnel and related costs, and component costs incurred in connection with our obligations under our instrument service agreements. We expect cost of revenue to increase in absolute dollars in future periods.

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

Loss on remeasurement of convertible notes

Loss on remeasurement of convertible notes consists of losses resulting from the convertible notes which are measured at fair value on a recurring basis. For additional details refer to "Note 7—Financing arrangements".

Other expense, net

Other expense, net consists primarily of foreign currency gains and losses related to exchange rate fluctuations affecting international operations. These expenses can fluctuate based on market conditions and currency volatility.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Product revenue	$23,269	$12,040	$11,229	93%
Service and other revenue	6,158	4,122	2,036	49%
Total revenue	29,427	16,162	13,265	82%
Cost of revenue:
Cost of product revenue(1)	9,858	6,489	3,369	52%
Cost of service and other revenue(1)	1,851	1,092	759	70%
Total cost of revenue	11,709	7,581	4,128	54%
Gross profit	17,718	8,581	9,137	106%
Operating expenses:
Research and development(1)	13,817	8,895	4,922	55%
Selling, general and administrative(1)	17,433	7,605	9,828	129%
Total operating expenses	31,250	16,500	14,750	89%
Loss from operations	(13,532)	(7,919)	(5,613)	71%
Interest income, net	1,875	630	1,245	198%
Interest expense	(224)	(48)	(176)	367%
Loss on remeasurement of convertible notes	(1,377)	—	(1,377)	N/M
Other (expense) income, net	(34)	314	(348)	(111)%
Net loss before income tax	(13,292)	(7,023)	(6,269)	89%
Provision (benefit) for income taxes	(93)	—	(93)	N/M
Net loss	$(13,199)	$(7,023)	$(6,176)	88%

N/M – Not meaningful
(1) - Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025
Cost of product revenue	$45	$7
Cost of service and other revenue	58	12
Research and development	838	262
Selling, general and administrative	2,339	399
Total stock-based compensation expense	$3,280	$680

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Instruments	$7,788	$5,773	$2,015	35%
Consumables	15,481	6,267	9,214	147%
Total product revenue	23,269	12,040	11,229	93%
Services	6,158	4,122	2,036	49%
Other	—	—	—	N/M
Total service and other revenue	6,158	4,122	2,036	49%
Total revenue	$29,427	$16,162	$13,265	82%

Revenue was $29.4 million in the three months ended June 30, 2026 compared to $16.2 million in the three months ended June 30, 2025. Product revenue, which is comprised of instrument revenue and consumables revenue, increased by $11.2 million, or 93%, to $23.3 million in the three months ended June 30, 2026, compared to $12.0 million in the three months ended June 30, 2025. Instrument revenue increased by $2.0 million, or 35%, primarily due to the increase of the number of instruments delivered. Consumables revenue increased by $9.2 million, or 147%, due to increased demand for our multiplex panel kits which was driven by growth of our instrument installed base.

Service and other revenue increased by $2.0 million, or 49%, to $6.2 million in the three months ended June 30, 2026, compared to $4.1 million in the three months ended June 30, 2025. The increase was primarily due to increased TAP services, including services to develop custom assays.

Cost of revenue

Cost of revenue was $11.7 million in the three months ended June 30, 2026 compared to $7.6 million in the three months ended June 30, 2025. Cost of product revenue increased by $3.4 million, or 52%, to $9.9 million in the three months ended June 30, 2026, compared to $6.5 million in the three months ended June 30, 2025. The increase was primarily driven by increased sales volume of both instruments and consumables, partially offset by realization of manufacturing efficiencies as consumable production has scaled.

Cost of service and other revenue increased by $0.8 million, or 70%, to $1.9 million in the three months ended June 30, 2026, compared to $1.1 million in the three months ended June 30, 2025. The increase was primarily due to an increase in TAP services.

Gross profit and gross margin

Gross profit was $17.7 million in the three months ended June 30, 2026, compared to $8.6 million in the three months ended June 30, 2025. Gross margin was 60% in the three months ended June 30, 2026, compared to 53% in the three months ended June 30, 2025. The increase in gross margin was primarily attributable to the realization of manufacturing efficiencies for consumables due to larger production volumes and a change in product mix (with a greater proportion of revenue derived from consumables, which have higher gross margins than instruments and services).

Operating expenses

Research and development

Research and development expense increased by $4.9 million, or 55%, to $13.8 million in the three months ended June 30, 2026, compared to $8.9 million in the three months ended June 30, 2025. The increase was primarily attributable to a $2.6 million increase in lab supply costs to expand our consumable product offerings, as well as $2.3 million increase in salaries and benefits arising from the increase in personnel headcount, which resulted in higher compensation-related costs and higher consulting costs associated with technology and product development. Compensation-related costs include a $0.6 million increase in stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative expense increased by $9.8 million, or 129%, to $17.4 million in the three months ended June 30, 2026, compared to $7.6 million in the three months ended June 30, 2025. The increase was primarily attributable to a $6.0 million increase in salaries and benefits arising from the increase in personnel headcount which resulted in higher compensation-related costs associated with the growth of our sales, marketing and support teams as well as other functions and a $2.5 million increase in professional services costs for legal and accounting services. Compensation-related costs include a $1.9 million increase in stock-based compensation expense.

Interest income, net

Interest income, net increased by $1.2 million, or 198%, to $1.9 million in the three months ended June 30, 2026, compared to $0.6 million in the three months ended June 30, 2025. The increase was primarily attributable to higher average invested balances throughout the periods arising from IPO proceeds.

Interest expense

Interest expense increased by $0.2 million, or 367%, to $0.2 million in the three months ended June 30, 2026, compared to less than $0.1 million in the three months ended June 30, 2025. The increase was primarily attributable to our term loan balance of $10.0 million outstanding under the amended SVB Loan Agreement during the three months ended June 30, 2026, which was drawn in September 2025.

Loss on remeasurement of convertible notes

Loss on remeasurement of convertible notes was $1.4 million in the three months ended June 30, 2026. The loss was due to the increase in the fair value of the convertible notes prior to conversion upon IPO.

Other (expense) income, net

Changes in other (expense) income, net are primarily driven by realized and unrealized gains from foreign currency rate measurement fluctuations.

Comparison of the six months ended June 30, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Product revenue	$44,610	$21,209	$23,401	110%
Service and other revenue	10,852	8,044	2,808	35%
Total revenue	55,462	29,253	26,209	90%
Cost of revenue:
Cost of product revenue(1)	19,668	11,860	7,808	66%
Cost of service and other revenue(1)	3,619	2,423	1,196	49%
Total cost of revenue	23,287	14,283	9,004	63%
Gross profit	32,175	14,970	17,205	115%
Operating expenses:
Research and development(1)	26,834	17,197	9,637	56%
Selling, general and administrative(1)	31,220	14,245	16,975	119%
Total operating expenses	58,054	31,442	26,612	85%
Loss from operations	(25,879)	(16,472)	(9,407)	57%
Interest income, net	2,414	1,416	998	70%
Interest expense	(447)	(94)	(353)	376%
Loss on remeasurement of convertible notes	(9,971)	—	(9,971)	N/M
Other (expense) income, net	(270)	468	(738)	(158)%
Net loss before income tax	(34,153)	(14,682)	(19,471)	133%
Provision for income taxes	371	—	371	N/M
Net loss	$(34,524)	$(14,682)	$(19,842)	135%

N/M – Not meaningful
(1) - Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cost of product revenue	$59	$15
Cost of service and other revenue	80	25
Research and development	1,230	491
Selling, general and administrative	3,378	768
Total stock-based compensation expense	$4,747	$1,299

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Instruments	$15,169	$9,919	$5,250	53%
Consumables	29,441	11,290	18,151	161%
Total product revenue	44,610	21,209	23,401	110%
Services	10,852	7,794	3,058	39%
Other	—	250	(250)	(100)%
Total service and other revenue	10,852	8,044	2,808	35%
Total revenue	$55,462	$29,253	$26,209	90%

Revenue was $55.5 million in the six months ended June 30, 2026 compared to $29.3 million in the six months ended June 30, 2025. Product revenue, which is comprised of instrument revenue and consumables revenue, increased by $23.4 million, or 110%, to $44.6 million in the six months ended June 30, 2026, compared to $21.2 million in the six months ended June 30, 2025. Instrument revenue increased by $5.3 million, or 53%, primarily due to the increase of the number of instruments delivered. Consumables revenue increased by $18.2 million, or 161%, due to increased demand for our multiplex panel kits which was driven by growth of our instrument installed base.

Service and other revenue increased by $2.8 million, or 35%, to $10.9 million in the six months ended June 30, 2026, compared to $8.0 million in the six months ended June 30, 2025. The increase was primarily due to increased TAP services, including services to develop custom assays.

Cost of revenue

Cost of revenue was $23.3 million in the six months ended June 30, 2026 compared to $14.3 million in the six months ended June 30, 2025. Cost of product revenue increased by $7.8 million, or 66%, to $19.7 million in the six months ended June 30, 2026, compared to $11.9 million in the six months ended June 30, 2025. The increase was primarily driven by increased sales volume of both instruments and consumables, partially offset by realization of manufacturing efficiencies as consumable production has scaled.

Cost of service and other revenue increased by $1.2 million, or 49%, to $3.6 million in the six months ended June 30, 2026, compared to $2.4 million in the six months ended June 30, 2025. The increase was primarily due to an increase in TAP services.

Gross profit and gross margin

Gross profit was $32.2 million in the six months ended June 30, 2026, compared to $15.0 million in the six months ended June 30, 2025. Gross margin was 58% in the six months ended June 30, 2026, compared to 51% in the six months ended June 30, 2025. The increase in gross margin was primarily attributable to the realization of manufacturing efficiencies for consumables due to larger production volumes and a change in product mix (with a greater proportion of revenue derived from consumables, which have higher gross margins than instruments and services).

Operating expenses

Research and development

Research and development expense increased by $9.6 million, or 56%, to $26.8 million in the six months ended June 30, 2026, compared to $17.2 million in the six months ended June 30, 2025. The increase was primarily attributable to a $5.0 million increase in lab supply costs to expand our consumable product offerings, as well as $4.0 million increase in salaries and benefits arising from the increase in personnel headcount, which resulted in higher compensation-related costs and higher consulting costs associated with technology and product development. Compensation-related costs include a $0.7 million increase in stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative expense increased by $17.0 million, or 119%, to $31.2 million in the six months ended June 30, 2026, compared to $14.2 million in the six months ended June 30, 2025. The increase was primarily attributable to a $9.5 million increase in salaries and benefits arising from the increase in personnel headcount which resulted in higher compensation-related costs associated with the growth of our sales, marketing and support teams as well as other functions and a $4.8 million increase in professional services costs for legal and accounting services. Compensation-related costs include a $2.6 million increase in stock-based compensation expense.

Interest income, net

Interest income, net increased by $1.0 million, or 70%, to $2.4 million in the six months ended June 30, 2026, compared to $1.4 million in the six months ended June 30, 2025. The increase was primarily attributable to higher average invested balances throughout the periods arising from IPO proceeds and convertible notes issued.

Interest expense

Interest expense increased by $0.3 million, or 376%, to $0.4 million in the six months ended June 30, 2026, compared to $0.1 million in the six months ended June 30, 2025. The increase was primarily attributable to the Company's term loan balance of $10.0 million outstanding under the amended SVB Loan Agreement during the six months ended June 30, 2026, which was drawn in September 2025.

Loss on remeasurement of convertible notes

Loss on remeasurement of convertible notes was $10.0 million in the six months ended June 30, 2026. The loss was due to the increase in the fair value of the convertible notes issued during the six months ended June 30, 2026 resulting from the remeasurement to fair value of the convertible notes at the IPO.

Other (expense) income, net

Changes in other (expense) income, net are primarily driven by realized and unrealized gains from foreign currency rate measurement fluctuations.

Provision for income taxes

Changes in provision for income taxes primarily relates to a foreign tax provision.

Liquidity and capital resources

As of June 30, 2026, we had $250.1 million in unrestricted cash, cash equivalents and short-term investments, $6.3 million in restricted cash, and access to a total of up to $50.0 million of unused committed term loan facility and undrawn revolver balance with Silicon Valley Bank, a division of First Citizens Bank (“SVB”), subject to certain conditions. Management believes that our cash, cash equivalents and short-term investments at June 30, 2026 will be sufficient to fund our current operating plans and meet our anticipated obligations for at least the next 12 months.

Since inception, our principal sources of liquidity have been proceeds from the sale of our equity securities, revenue from sales of our products and services, and, to a lesser extent, borrowings from loan facilities. As of June 30, 2026, we had an accumulated deficit of $203.3 million, attributable to ongoing operating losses as business activities expanded toward commercialization.

On July 11, 2024, we entered into a loan and security agreement with SVB which permitted us to draw term loan advances of up to an aggregate sum of $35.0 million under Tranche A and Tranche B. This amount remained undrawn until the agreement was amended in September 2025. On September 19, 2025, we entered into an amendment to the loan and security agreement (the “Amendment”), which modified the availability, maturity, and certain other terms of the loan facility. As a result of the Amendment, the total borrowing capacity increased to $75.0 million, consisting of a $10.0 million revolving line of credit and up to three tranches of term loan borrowings: Tranche 1, up to $35.0 million available through June 30, 2027, Tranche 2, up to $15.0 million available through June 30, 2027 if we have achieved at least $40.0 million in revenue on a trailing six month basis on or prior to December 31, 2026, and an uncommitted accordion of $15.0 million we may request through June 30, 2028 subject to SVB’s discretion. These borrowings on the term loan are also conditional on maintaining ongoing covenant compliance. Borrowings on the line of credit are also subject to a borrowing base limitation of 85% of our eligible accounts receivable. Upon signing the Amendment, we borrowed $10.0 million under the loan facility as required and issued a warrant to purchase 28,685 shares of our Class B common stock to SVB, which automatically became exercisable for shares of common stock upon the Redesignation. Borrowings under the loan and security agreement mature on June 1, 2029 or on June 1, 2030 if certain revenue and compliance criteria are met, and the revolver matures on September 19, 2028. Additional details of the loan and security agreement are included in Note 7— Financing arrangements to our consolidated financial statements included in our Prospectus.

On August 6, 2026, we entered into a Third Amendment to Loan and Security Agreement with SVB, which refinanced and replaced our existing $10.0 million term loan and $10.0 million revolving line of credit with a single revolving credit facility of up to $60.0 million (with the outstanding $10.0 million previously drawn under the term loan reallocated as an advance under the new revolving line), together with an uncommitted accordion feature of up to an additional $40.0 million available at SVB's sole discretion, for total potential borrowing capacity of up to $100.0 million. The facility matures on July 1, 2029, with no scheduled amortization prior to maturity.

On January 8, 2026, we issued unsecured convertible loan notes (the “Convertible Notes”) to certain investors in an aggregate principal amount of $56.5 million. Upon the closing of our IPO, the Convertible Notes automatically converted into 3,910,025 shares of our common stock.

On April 20, 2026, we completed our IPO and received net proceeds of $197.8 million after deducting underwriter commissions and discounts and estimated offering expenses incurred by the Company.

Future funding requirements

We expect to continue incurring substantial operating losses in the near term as we invest in research and development, manufacturing, and the continued commercialization of our platform and NULISA technology, including the ARGO HT instrument as well as development of the ARGO HT/DX instrument. As of June 30, 2026, we had $250.1 million in unrestricted cash, cash equivalents and short-term investments, as well as an unused committed term loan facility and undrawn revolver balance totaling up to $50.0 million with SVB, subject to certain conditions. While management believes that our cash, cash equivalents and short-term investments at June 30, 2026 will fund our current operating plans and meet our anticipated obligations for at least the next 12 months, substantial additional capital may be required to support longer-term growth and operational objectives.

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

As of June 30, 2026, contractual obligations for operating leases that had commenced totaled $79.9 million as further described in Note 10—Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(31,669)	$(24,950)
Net cash (used in) provided by investing activities	(121,574)	34,963
Net cash provided by financing activities	257,602	407
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(45)	469
Net increase in cash, cash equivalents and restricted cash	$104,314	$10,889

Operating activities

Net cash used in operating activities was $31.7 million in the six months ended June 30, 2026. This was primarily due to a net loss of $34.5 million, adjusted for non-cash items, including loss on remeasurement of convertible notes of $10.0 million, stock-based compensation expense of $4.7 million, depreciation and amortization expense of $2.3 million, and non-cash operating lease costs of $1.1 million. Net cash used in operating activities also reflected net cash outflows of $16.2 million from changes in operating assets and liabilities associated with higher levels of working capital necessary to support the growth of our operations. This was primarily the result of an increase in accounts receivable of $7.8 million due to our sales growth, an increase in inventory of $7.0 million, a decrease in accrued expenses and other liabilities of $4.4 million, an increase in prepaid expenses and other current assets of $2.9 million, a decrease in operating lease liabilities of $0.9 million, and an increase in other noncurrent assets of $0.8 million. These decreases in cash flows were partially offset by an increase in accounts payable of $7.7 million.

Net cash used in operating activities was $25.0 million in the six months ended June 30, 2025. This was primarily due to a net loss of $14.7 million, adjusted for non-cash items, including depreciation and amortization expense of $1.8 million, stock-based compensation expense of $1.3 million, non-cash operating lease costs of $0.9 million, net accretion and amortization of premiums and discounts on investments of $0.2 million, and unrealized foreign exchange gains of $0.5 million. Net cash used in operating activities also reflected net cash outflows of $13.6 million from changes in operating assets and liabilities associated with higher levels of working capital necessary to support the growth in our operations. This was primarily the result of an increase in inventory of $9.4 million, an increase in accounts receivable of $2.8 million, a decrease in accounts payable of $1.2 million, a decrease in operating lease liabilities of $1.0 million, and a decrease in accrued expenses and other current liabilities of $0.2 million. These decreases in cash flows were partially offset by a decrease in contract assets of $0.4 million, and a decrease in prepaid expenses and other current and noncurrent assets of $0.5 million.

Investing activities

Net cash used in investing activities was $121.6 million in the six months ended June 30, 2026. This was primarily due to purchase of short-term investments of $117.0 million, purchases of property and equipment of $4.2 million and capitalized software development costs of $0.3 million.

Net cash provided by investing activities was $35.0 million in the six months ended June 30, 2025. This was primarily due to maturities of short-term investments of $42.0 million, partially offset by purchases of short-term investments of $4.9 million, purchases of property and equipment of $1.3 million and capitalized software development costs of $0.8 million.

Financing activities

Net cash provided by financing activities was $257.6 million in the six months ended June 30, 2026. This was primarily due to proceeds from IPO of $204.5 million, proceeds from our Convertible Notes of $56.5 million and proceeds from issuance of common stock upon exercise of stock options of $3.0 million, partially offset by payment of IPO offering issuance costs of $6.2 million and payment of third-party debt issuance costs of $0.3 million.

Net cash provided by financing activities was $0.4 million in the six months ended June 30, 2025, and consisted primarily of proceeds from issuance of common stock upon exercise of stock options of $0.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended ("the “Exchange Act”) and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since inception and expect to incur losses in the future. We incurred net losses of $13.2 million and $34.5 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $203.3 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development to enhance our NULISA technology, expand our NULISA assay menu and enhance our software offerings, expand our manufacturing capabilities, and build out our commercialization team and footprint. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve or sustain future profitability.

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

It is difficult to assess the outcome of litigation matters, and we may not prevail in any current or future proceedings or litigation. There are many uncertainties associated with these matters. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of the merit of the proceeding or ultimate outcome. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, the resolution of any intellectual property litigation may require us to stop developing, making, selling or using products or technologies that allegedly infringe, misappropriate or otherwise violate the asserted intellectual property right or pay substantial damages or royalty payments, which could adversely affect our revenue and gross margin in future periods. If any of the foregoing were to occur, our business, financial condition, results of operations, cash flows, prospects, or market price of our common stock could be adversely affected.

If we do not successfully develop and introduce new assays for our ARGO HT instrument and new versions of our ARGO HT instrument, we may not generate new sources of revenue and may not be able to successfully implement our growth strategy.

Our business strategy includes the research and development of new targeted multiplex panels for additional disease and research areas, such as oncology, cardiovascular disease and metabolic disease, as well as the development of assays dedicated to specific applications, such as health monitoring. For the diagnostic market, we are developing a portfolio of diagnostic-grade assays in various formats, including single-plex and low-multiplex, to support clinical trials of new therapies and precision clinical diagnostics. New assays require significant research and development and a commitment of significant resources, and a potential need to obtain regulatory marketing authorization, prior to their commercialization. Our technology is complex, and we cannot be sure that any assays we intend to develop will be developed successfully, be proven to function as intended, offer improvements over currently available tests, meet applicable standards, obtain regulatory marketing authorization, be produced in commercial quantities at acceptable costs or be successfully marketed. We cannot assure you that any assays we develop will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Moreover, development of particular assays may require licenses or access to third-party intellectual property which may not be available on commercially reasonable terms, or at all. We are also developing new versions of our ARGO HT instrument, including ARGO HT/DX. Any such new versions will need to be granted marketing authorization by the FDA prior to commercialization and may not achieve the same level of market adoption that we have experienced with ARGO HT. If we do not successfully develop new assays for our ARGO HT instrument and new versions of our ARGO HT instrument, we could lose revenue opportunities with existing or future customers, which could harm our business, financial condition and results of operations.

Our business is significantly dependent on researchers who rely heavily on government funding, including NIH grants, and any reduction in, modification of the terms of or delay in such funding could adversely affect our sales and financial performance.

A majority of our revenue for each of the three and six months ended June 30, 2026 and 2025 was derived from sales to research institutions and academic institutions that rely heavily on government funding, including grants from the National Institutes of Health (“NIH”) and other government agencies. Government funding is subject to annual appropriations and budgetary constraints, and there is no assurance that such funding will continue at current levels or at all. Changes in government budgets, priorities or policies could result in reduced or delayed funding for our customers’ research. If researchers experience reductions or delays in government funding, or modifications of the terms or conditions of funding, they may reduce or delay their purchases of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

In each of the three and six months ended June 30, 2026 and 2025, a majority of our revenue came from sales to research and academic institutions. As a result, the demand for our products and services will depend upon research priorities and purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:

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

•	risks related to our international business, including macroeconomic conditions, local competition or other factors;

•	scientists’ and customers’ opinions of the utility of our products or services;

•	citation of new products, new versions of existing products or services in published research;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	delays in spending while customers or potential customers assess and validate newly introduced products or versions of our products prior to purchasing;

•	market-driven pressures to consolidate operations and reduce costs;

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

The demand for advanced proteomics technologies and products continues to evolve, making it difficult to predict with any accuracy the total potential demand for our products and services. Our estimates of the total addressable market for our current and future products and services are based on a number of estimates, including those we have generated ourselves or commissioned, including but not limited to, growth rates and the assumption that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and services. In addition, while we have established Alzheimer’s disease as our beachhead market and expect to maintain rapid adoption in neurology, immunology, cardiovascular disease, metabolic disease and oncology and gain traction in emerging research fields, including health monitoring, we will need to establish leading disease panels to drive adoption of our platform in these additional markets.

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

The life sciences scientific community is comprised in part of a small number of early adopters and key opinion leaders who can significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of credibility. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. We believe mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. The number of times our products were mentioned in peer-reviewed publications has increased significantly since launching our first product in 2024. During this time, our revenue has also increased significantly. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is important to driving widespread acceptance and market growth for our products. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. If early adopters and key opinion leaders do not favorably describe the use of our products, do not compare our products favorably to existing products and technologies, or negatively describe the use and operation of our products in publications, it may drive potential customers away from our products and prevent broader market acceptance of our products, which could harm our business, financial condition and results of operations. Our products may not continue to be mentioned in peer-reviewed articles with frequency. Any new products or new versions of existing products that we introduce in the future may not be mentioned in peer-reviewed articles. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or researchers negatively describe the use or usability of our products in publications, our existing and potential customers may be driven away from our products, which could harm our business, financial condition and results of operations.

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

We have experienced an increasing concentration of sales in certain regions outside the United States, including in APAC and EMEA regions. For the three months ended June 30, 2026 and 2025, sales outside United States constituted a substantial component of our total sales revenue and our largest markets outside of United States were 33% and 41%, respectively. There is currently significant uncertainty about the future relationship between the United States and its trade partners with respect to trade policies, treaties, government regulations and tariffs, and the United States has stated it is considering tariffs or other restrictions on goods from a number of other countries.

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

Additionally, a component of our growth strategy involves the expansion of our customer base internationally. We are continuing to develop strategies to expand in international markets, but there is no guarantee that we will be successful in achieving similar market adoption internationally, on a timely basis or at all, and such efforts to expand our customer base internationally may require a substantially larger investment than we expect, which could adversely impact our business, financial condition and results of operations.

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

•	investment decisions we make with respect to the allocation of our resources, including regarding product development or to support our commercial organization;

•	expenses related to our facilities and real estate, including costs and/or disruptions related to tenant improvements;

•	our ability to successfully integrate personnel, technology and other assets that we acquire into our company;

•	our reputation or public perception of us;

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;

•	the impacts of geopolitical issues, infectious disease, epidemics or pandemics on our business operations and on the business operations of our customers, manufacturers and suppliers; and

•	the other factors described in this “Risk Factors” section.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	maintain our existing collaborative relationships with key opinion leaders in the life sciences scientific community;

•	convince customers to adopt new technologies; and

•	develop functioning global supply chains with multiple third parties to bring products to market.

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

For the three months ended June 30, 2026 and 2025, approximately 33% and 41%, respectively, of our revenue was generated from sales to customers located outside of United States. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America, Europe and China, and have a significant portion of our sales and customer service personnel outside of the United States. We sell certain of our products through third-party distributors in each of these regions. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:

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

Developing and launching new products, innovating and improving our existing products and expanding our commercial organization have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 136 employees as of December 31, 2024 to 286 employees as of June 30, 2026. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating and developing our employee base, including as a result of certain of our employees working remotely, which may lead to increased attrition and the need for hiring. In addition, certain members of our management have not previously worked together for an extended period of time, do not have substantial experience managing a public company or do not have experience managing a global business, which may affect how they manage our business. To effectively manage our business, we must continue to improve our systems and processes and continue to effectively integrate, expand, train and manage our personnel. As our organization continues to evolve, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products or versions. Additionally, by introducing systems with lower cost, our blended cost per instrument will be reduced and we risk introducing pricing pressure that could potentially negatively impact sales of our ARGO HT instrument. If we are unable to develop a lower cost instrument as efficiently as we expect, then higher than expected margins could cause our overall gross margin to decrease. Moreover, we may never be successful in achieving the development and manufacture of a new instrument at sufficiently lower cost to be marketable to the intended future customer base. If we fail to sufficiently reduce our operating costs or grow our future net revenues, we could suffer operating losses that we may not be able to fund or sustain for extended period of time, if at all.

If we do not successfully manage our anticipated organizational growth, our business, financial condition and results of operations and prospects will be materially adversely affected.

Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the three months ended June 30, 2026 and 2025, approximately 19% and 21%, respectively, and for the six months ended June 30, 2026 and 2025, approximately 22% and 17%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. We do not currently maintain a program to hedge foreign currency exposures and even if in the future we implement a program to hedge such exposures, we may not be successful in mitigating the effects of fluctuations in foreign currency exchange rates.

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

Our and our third-party manufacturer’s facilities are vulnerable to natural disasters and catastrophic events. For example, our headquarters in Fremont, California is located near earthquake fault zones and is vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics, power loss, conflict, war, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturer’s facilities become unavailable or understaffed for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Furthermore, any tenant improvements for our leased facilities may take longer to complete and cost more than anticipated, which could delay our operations and adversely impact our financial condition and results of operations.

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

Our Loan and Security Agreement with SVB, dated July 11, 2024, as amended by that certain Consent and First Amendment to Loan and Security Agreement dated as of March 13, 2025 and that certain Second Amendment to Loan and Security Agreement dated as of September 19, 2025 (the “SVB Loan Agreement”) provided for up to $65 million of term loans and a $10 million revolving asset-backed credit facility. As of June 30, 2026, $10 million of principal term loan borrowings were outstanding. As of June 30, 2026, revolving loan borrowings of up to $10 million and an additional term loan borrowings of up to $40 million were available to be drawn, subject to certain conditions. On August 6, 2026, we entered into a Third Amendment to the SVB Loan Agreement, which refinanced and replaced our existing $10.0 million term loan and $10.0 million revolving line of credit with a single revolving credit facility of up to $60.0 million (with the outstanding $10.0 million previously drawn under the term loan reallocated as an advance under the new revolving line), together with an uncommitted accordion feature of up to an additional $40.0 million available at SVB's sole discretion, for total potential borrowing capacity of up to $100.0 million. The facility matures on July 1, 2029, with no scheduled amortization prior to maturity.

The SVB Loan Agreement contains affirmative and negative covenants, including covenants that restrict, among other things, our ability to dispose of assets, change our business, management, ownership or business locations, enter into mergers or acquisitions, incur additional indebtedness or encumber any of our assets. Borrowings under the SVB Loan Agreement are secured by substantially all of our assets, excluding our intellectual property but including the proceeds from the sale of any of our intellectual property and also a negative pledge arrangement whereby we may not encumber our intellectual property without prior lender consent. These restrictions could limit our operational flexibility and the need to make principal and interest payments on our debt will reduce our ability to fund other aspects of our business, such as our research and development program. Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the SVB Loan Agreement and if the default is not cured or waived, the lender could terminate its commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

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

If we or our collaborators are required to obtain a marketing authorization for products based on our technology, we or they would be subject to a substantial number of additional regulatory requirements for medical devices, including establishment registration, device listing, the Quality Systems Regulation (“QSR”) (or the Quality Management System Regulation (“QMSR”), which amends the Quality Systems Regulation and went into effect in February 2026) which covers the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities), product labeling, advertising, recordkeeping, post-market surveillance, post-approval studies, adverse event reporting, and correction and removal (recall) regulations. One or more of the products we or a collaborator may develop using our technology may also require clinical trials in order to generate the data required for marketing authorization. Complying with these requirements may be time-consuming and expensive. We or our collaborators may be required to expend significant resources to ensure ongoing compliance with the FDA regulations and/or take satisfactory corrective action in response to an enforcement action, which may have a material adverse effect on the ability to design, develop, and commercialize products using our technology as planned. Failure to comply with these requirements may subject us or a collaborator to a range of enforcement government actions, including, but not limited to, warning letters or other letters of regulatory significance, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorization, as well as significant adverse publicity. If we or our collaborators fail to obtain, or experience significant delays in obtaining, marketing authorizations for non-RUO, such products may not be able to be launched or successfully commercialized in a timely manner, or at all.

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

The EU IVDR does not apply in Great Britain (England, Scotland and Wales) since it came into effect after the United Kingdom's departure from the EU. In Great Britain, IVDs are regulated under the Medical Devices Regulations 2002, as amended, which implement the requirements of the EU In Vitro Diagnostic Directive 98/79/EC, which no longer applies in the EU. However, under the terms of the Windsor Framework, the EU IVDR applies in Northern Ireland. The Medicines and Healthcare products Regulatory Agency ("MHRA") is responsible for the regulation of IVDs in the UK. In May 2026, the MHRA published the draft Medical Devices (Amendment) Regulations 2026 (the "Draft Regulations"), which set out proposed pre-market regulatory requirements for medical devices and IVDs in Great Britain. The Draft Regulations closely align the Great Britain regulatory framework with the EU IVDR and the International Medical Device Regulators Forum ("IMDRF") framework, and introduce a number of significant changes, including revised IVD classification rules aligned with IMDRF principles, an International Reliance Pathway permitting market access for devices already authorized by regulators in the United States, Canada and Australia, expanded technical documentation requirements and mandatory Unique Device Identifiers. Adoption of the Draft Regulations is anticipated in late 2026, with substantive provisions expected to enter into force in June 2027. Until the final legislation and accompanying guidance are published, some uncertainty will remain as to the precise IVD regulatory requirements in Great Britain going forward.

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

Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for new diagnostic tests, medications and medical devices. Our ability to commercialize any potential FDA-authorized products successfully, and our customers and collaborators’ ability to commercialize their products successfully, will depend in part on the extent to which coverage and adequate reimbursement for these products will be available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.

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

Third parties may initiate, and have in the past initiated, legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. For example, in November 2023, Olink Proteomics AB and Olink Proteomics, Inc. commenced litigation against us in the District of Delaware, Case No. 1:23-cv-1303-MN, alleging infringement of U.S. Patent No. 7,883,848 by our NULISA technology used with or without our ARGO platform. We filed a motion to dismiss, which the Court granted in part on February 11, 2025, without prejudice and with leave for Olink to file an amended complaint. The case was stayed pending the outcome of IPR2024-01353 and the Final Written Decision issued on March 4, 2026, described below. Olink filed an amended complaint, repleading its claims under U.S. Patent No. 7,883,848, on April 2, 2026. We filed a renewed motion to dismiss on May 7, 2026, which is pending. The outcome of such proceedings are uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products and technologies, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We have in the past, and may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products or technologies, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. If we choose to challenge the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, or any other third-party patent that may be asserted against us, there can be no assurance that any such challenge will be successful and if not successful, we may be estopped from asserting in a district court any grounds already raised or that could have been raised in certain proceedings, such as inter partes review at the USPTO. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel. For example, on August 23, 2024, we filed a Petition for Inter Partes Review challenging all claims of U.S. Patent No. 7,883,848. The PTAB instituted trial on all grounds raised in our Petition. On March 4, 2026, the PTAB issued a Final Written Decision finding that no claims of U.S. Patent No. 7,883,848 were unpatentable. On May 4, 2026, we filed a notice of appeal of the Final Written Decision to the United States Court of Appeals for the Federal Circuit. The court lifted the stay of the Delaware district court litigation on April 7, 2026, which will allow the litigation to proceed. The litigation will require us to incur expenses to defend against the infringement claims and we may be estopped from asserting that U.S. Patent No. 7,883,848 is invalid on grounds that were raised or reasonably could have been raised in the IPR proceeding, limiting the available challenges we can raise in the district court litigation. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products or services infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products and/or technologies, which could have a negative impact on the commercial success of our current and any future products or technologies. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement.

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

•	whether our financial results meet the expectations of securities analysts or investors;

•	the announcement or expectation of additional financing efforts;

•	stock-based compensation expense under applicable accounting standards;

•	sales of our common stock by us, our insiders or other stockholders;

•	the expiration of market standoff or lock-up agreements, including the lock-up agreements entered into in connection with our IPO;

•	general economic, industry and market conditions; and

•	natural disasters or major catastrophic events.

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

Moreover, certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or until the rights terminate pursuant to the terms of the stockholder agreements between us and such holders. In addition, as of July 31, 2026, up to 8,718,236 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 5,693,735 shares of our common stock are available for future issuance under our 2026 Equity Incentive Plan and our 2026 Employee Stock Purchase Plan and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, Rule 144 and Rule 701 under the Securities Act, and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the SVB Loan Agreement and any future credit facility or financing we obtain may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

The following sets forth information regarding all unregistered equity securities sold during the three months ended June 30, 2026:

•
From April 1, 2026 to June 30, 2026, we granted to certain directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 349,197 shares of our common stock under our 2018 Stock Plan, as amended (the “2018 Plan”), at an exercise price of $11.00 per share.
•
From April 1, 2026 to June 30, 2026, we issued to certain directors, officers, employees, consultants, and other service providers an aggregate of 180,210 shares of our common stock upon the exercise of options under the 2018 Plan at exercise prices ranging from $0.58 to $7.59 per share, for an aggregate purchase price of $0.5 million.
•
From April 1, 2026 to June 30, 2026, we issued to SVB an aggregate of 97,828 shares of our common stock upon the cashless exercise of the outstanding common stock warrants to purchase an aggregate of 112,847 shares of common stock at exercise prices ranging from $3.34 to $4.18 per share, for an aggregate purchase price of $0.4 million.
•
From April 1, 2026 to June 30, 2026, we issued 3,910,025 shares to accredited investors upon conversion of outstanding convertible notes issued in January 2026 with an aggregate principal amount of $56.5 million.

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

(b)
Use of Proceeds from Public Offering of Common Stock.

On April 16, 2026, our registration statement on Form S-1 (File No. 333-294697) relating to our IPO of common stock became effective (the "Form S-1"). The Form S-1 registered an aggregate of 12,937,500 shares of our common stock, including 1,687,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on April 20, 2026 at which time we issued 12,937,500 shares of common stock at a public offering price of $17.00 per share, for an aggregate gross offering price of $219.9 million. Upon completion of the sale of the shares of our common stock referenced in the foregoing sentence, the IPO terminated. J.P. Morgan Securities LLC, BofA Securities, Inc., TD Securities (USA) LLC, Leerink Partners LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the IPO.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026 none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

The information set forth below is included herein for purposes of providing disclosure under various items of Form 8-K.

Item 1.01 Entry into a Material Definitive Agreement.

On August 6, 2026 (the “Effective Date”), the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment to Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the lender (the “Lender”). The Third Amendment to Loan Agreement amends that certain Loan and Security Agreement, dated as of July 11, 2024, as amended by that certain First Amendment to Loan and Security Agreement, dated as of March 13, 2025, and that certain Second Amendment to Loan and Security Agreement, dated as of September 19, 2025 (the “Existing Loan Agreement”, as further amended by the Third Amendment to Loan Agreement, the “Amended Loan Agreement”). The Third Amendment to Loan Agreement provides for a revolving loan facility (the “Credit Facility”) in an aggregate principal amount of up to $60.0 million with an uncommitted accordion allowing for upsize up to $100.0 million upon Lender’s approval (the “Revolving Loans”). Pursuant to the Third Amendment to Loan Agreement, the term loan facility established under the Existing Loan Agreement was terminated. Proceeds from the Credit Facility may be used for working capital and general corporate purposes.

The Company has no obligation to draw down any amount under the Credit Facility, and did not draw down any amount on the Effective Date.

The Revolving Loans may be borrowed through the period beginning on the Effective Date through July 1, 2029 (the “Maturity Date”), at which time the Credit Facility terminates, and all outstanding Revolving Loans under the Credit Facility, together with all accrued and unpaid interest, must be repaid.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) the Prime Rate (as defined below) minus 0.5% and (ii) 6.0%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate.” If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Amended Loan Agreement.

On the Effective Date, the Company paid the Lender a commitment fee of $75,000. Upon termination of the Credit Facility, the Company will pay to the lender a contingent fee of $450,000. In addition, the Company will pay a quarterly unused line fee of 0.25% of the average unused portion of the Credit Facility, which shall be waived if the average daily balance of the Credit Facility during the applicable quarter is greater than $10.0 million.

The Company’s obligations under the Amended Loan Agreement are secured by a first lien on substantially all assets of the Company other than the Company’s intellectual property, with a negative pledge on the Company’s intellectual property.

The Amended Loan Agreement contains customary affirmative and negative covenants and customary events of default that permit the Lender to accelerate the Company’s outstanding obligations under the Amended Loan Agreement, all as set forth in the Amended Loan Agreement.

The foregoing description of the Third Amendment to Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment to Loan Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided in Item 1.01 above is incorporated by reference into this Item 2.03.

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

10.13#	Alamar Biosciences, Inc. Cash Incentive Bonus Plan

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit (indicated by [***]) have been omitted because the Registrant has determined that the omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

#Filed herewith.

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

Alamar Biosciences, Inc.

Date: August 10, 2026	By:	/s/ Yuling Luo, Ph.D.
Yuling Luo, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Justin McAnear
Justin McAnear
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)