Form 10-Q
period 2026-09-30
Alamar Biosciences, Inc.
filed 2026-11-04
CIK 2104204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 69,481,651 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Alamar Biosciences, Inc.

Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$121,532	$30,002
Short-term investments	105,053	—
Accounts receivable	21,611	12,753
Inventory	54,133	38,482
Prepaid expenses and other current assets	15,359	13,468
Total current assets	317,688	94,705
Restricted cash	4,907	4,907
Property and equipment, net	15,244	10,498
Operating lease right-of-use assets	36,236	26,130
Capitalized software, net	1,443	1,988
Other assets—noncurrent	2,509	1,764
Total assets	$378,027	$139,992
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$16,549	$5,872
Accrued and other current liabilities	14,450	15,759
Short-term operating lease liabilities	2,483	2,099
Total current liabilities	33,482	23,730
Long-term operating lease liabilities	39,867	29,564
Warrant liabilities	—	247
Term debt	—	9,810
Other noncurrent liabilities	974	599
Total liabilities	74,323	63,950
Convertible preferred stock	—	234,996
Stockholders’ equity (deficit)
Founders preferred stock	—	—
Common stock	7	1
Additional paid-in capital	520,511	9,892
Accumulated other comprehensive loss	(173)	(72)
Accumulated deficit	(216,641)	(168,775)
Total stockholders’ equity (deficit)	303,704	(158,954)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$378,027	$139,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$26,300	$15,628	$70,910	$36,837
Service and other revenue	7,245	4,285	18,097	12,329
Total revenue	33,545	19,913	89,007	49,166
Cost of revenue:
Cost of product revenue	10,879	6,495	30,547	18,355
Cost of service and other revenue	2,022	1,521	5,641	3,944
Total cost of revenue	12,901	8,016	36,188	22,299
Gross profit	20,644	11,897	52,819	26,867
Operating expenses:
Research and development	16,167	10,206	43,001	27,403
Selling, general and administrative	19,616	9,576	50,836	23,821
Total operating expenses	35,783	19,782	93,837	51,224
Loss from operations	(15,139)	(7,885)	(41,018)	(24,357)
Interest income, net	2,169	410	4,583	1,826
Interest expense	(153)	(85)	(600)	(179)
Loss on remeasurement of convertible notes	—	—	(9,971)	—
Other (expense) income, net	(125)	(1)	(395)	467
Net loss before income tax	(13,248)	(7,561)	(47,401)	(22,243)
Provision for income taxes	94	440	465	440
Net loss	$(13,342)	$(8,001)	$(47,866)	$(22,683)
Net loss per share, basic and diluted	$(0.19)	$(0.69)	$(1.02)	$(1.99)
Weighted-average common shares outstanding, basic and diluted	69,106,367	11,599,353	46,884,564	11,423,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(13,342)	$(8,001)	$(47,866)	$(22,683)
Other comprehensive income (loss):
Currency translation adjustment	37	(3)	70	(96)
Unrealized loss on available-for-sale debt securities	(71)	(8)	(171)	(150)
Comprehensive loss	$(13,376)	$(8,012)	$(47,967)	$(22,929)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

							Additional	Accumulated other		Total
	Convertible preferred stock		Founders preferred stock		Common stock		paid-in-	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2024	92,344,110	$234,996	488,831	$—	11,090,304	$1	$5,395	$149	$(138,956)	$(133,411)
Issuance of common stock upon exercise of stock options	—	—	—	—	287,985	—	243	—	—	243
Vesting of early exercised stock options	—	—	—	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	619	—	—	619
Other comprehensive loss	—	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	—	(7,659)	(7,659)
Balance at March 31, 2025	92,344,110	234,996	488,831	—	11,378,289	1	6,264	57	(146,615)	(140,293)
Issuance of common stock upon exercise of stock options	—	—	—	—	70,694	—	164	—	—	164
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	680	—	—	680
Other comprehensive loss	—	—	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	—	—	(7,023)	(7,023)
Balance at June 30, 2025	92,344,110	234,996	488,831	—	11,448,983	1	7,110	(86)	(153,638)	(146,613)
Issuance of common stock upon exercise of stock options	—	—	—	—	290,849	—	473	—	—	473
Issuance of restricted stock awards	—	—	—	—	43,423	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Issuance of common stock warrants in connection with term loan	—	—	—	—	—	—	103	—	—	103
Stock-based compensation expense	—	—	—	—	—	—	705	—	—	705
Other comprehensive loss	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	(8,001)	(8,001)
Balance at September 30, 2025	92,344,110	$234,996	488,831	$—	11,783,255	$1	$8,393	$(97)	$(161,639)	$(153,342)

Balance at December 31, 2025	92,344,110	$234,996	488,831	$—	12,047,585	$1	$9,892	$(72)	$(168,775)	$(158,954)
Issuance of common stock upon exercise of stock options	—	—	—	—	824,237	—	661	—	—	661
Vesting of early exercised stock options	—	—	—	—	—	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	1,453	—	—	1,453
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(21,325)	(21,325)
Balance at March 31, 2026	92,344,110	234,996	488,831	—	12,871,822	1	12,108	(80)	(190,100)	(178,071)
Conversion of convertible preferred stock to common stock	(92,344,110)	(234,996)	—	—	38,824,974	4	234,992	—	—	234,996
Conversion of convertible notes to common stock	—	—	—	—	3,910,025	1	66,470	—	—	66,471
Conversion of founders preferred stock to common stock	—	—	(488,831)	—	488,831	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting and offering costs	—	—	—	—	12,937,500	1	197,836	—	—	197,837
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	364	—	—	364
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	97,828	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	256,752	—	1,213	—	—	1,213
Vesting of early exercised stock options	—	—	—	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	—	—	—	—	3,177	—	—	3,177
Other comprehensive loss	—	—	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	—	—	(13,199)	(13,199)
Balance at June 30, 2026	—	—	—	—	69,387,732	7	516,288	(139)	(203,299)	312,857
Issuance of common stock upon exercise of stock options	—	—	—	—	79,174	—	270	—	—	270
Vesting of early exercised stock options	—	—	—	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	—	—	—	—	3,825	—	—	3,825
Other comprehensive loss	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(13,342)	(13,342)
Balance at September 30, 2026	—	$—	—	$—	69,466,906	$7	$520,511	$(173)	$(216,641)	$303,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alamar Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(47,866)	$(22,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,725	2,790
Stock-based compensation	8,663	2,004
Accretion and amortization of premiums and discounts on investments, net	(561)	(145)
Loss on remeasurement of convertible notes	9,971	—
Convertible note issuance costs included in net loss	361	—
Unrealized foreign exchange loss (gain)	303	(167)
Non-cash operating lease costs	1,781	1,451
Amortization of debt issuance costs	203	125
Change in fair value of warrant liabilities	117	31
Provision for expected credit losses	118	—
Changes in assets and liabilities:
Accounts receivable	(9,143)	(3,805)
Inventory	(17,196)	(18,854)
Contract assets	—	69
Net investment in sales-type lease	—	261
Prepaid expenses and other current assets	(2,646)	(3,583)
Other noncurrent assets	(447)	(28)
Accounts payable	9,290	1,989
Operating lease liabilities	(1,086)	(1,461)
Accrued expenses and other liabilities	(1,988)	2,917
Net cash used in operating activities	(46,401)	(39,089)
Cash flows from investing activities:
Purchases of short-term investments	(124,663)	(7,417)
Maturities of short-term investments	20,000	60,000
Purchases of property and equipment	(4,705)	(2,528)
Capitalized software development costs	(466)	(900)
Net cash (used in) provided by investing activities	(109,834)	49,155
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with IPO, net of underwriting costs	204,542	—
Proceeds from term loan	—	10,000
Payment of third-party IPO costs	(6,150)	—
Proceeds from issuance of convertible notes	56,500	—
Repayment of borrowings under the credit facility	(10,000)	—
Payment of third-party debt issuance costs	(443)	(61)
Proceeds from issuance of common stock upon exercise of stock options	3,304	869
Net cash provided by financing activities	247,753	10,808
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	12	—
Net increase in cash, cash equivalents and restricted cash	91,530	20,874
Cash, cash equivalents and restricted cash at beginning of period	34,909	31,677
Cash, cash equivalents and restricted cash at end of period	$126,439	$52,551
Supplemental disclosure of cash-flow information:
Cash paid for interest	$563	$9
Noncash investing and financing items:
Conversion of convertible preferred stock to common stock	$234,996	$—
Conversion of convertible notes to common stock	$66,471	$—
Reclassification of deferred offering costs to additional paid-in capital upon IPO	$6,705	$—
Vesting of early exercised stock options	$358	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,873	$462
Vesting of common stock warrants issued in connection with term loans	$—	$103
Conversion of preferred stock warrants to common stock warrants	$364	$—
Inventory transferred to property and equipment	$2,171	$169
Fixed assets transferred to inventory	$712	$—
Property and equipment included in accounts payable and accrued liabilities	$1,793	$228

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

As of September 30, 2026, the Company has wholly-owned subsidiaries in Asia, Europe and North America.

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

Basis of presentation—The Company’s condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other future annual or interim period. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 17, 2026 (the “Prospectus”).

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

2.
Summary of significant accounting policies

For a summary of the Company’s significant accounting policies refer to “Note 2—Summary of significant accounting policies” in the notes to the financial statements as of and for the year ended December 31, 2025 included in the Prospectus. There have been no significant changes to these policies during the nine months ended September 30, 2026.

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

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash deposited with banks and investments in money market funds, and may include U.S. treasury securities with original maturities of three months or less.

Restricted cash—Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure standby letters of credit issued in lieu of security deposits for the leases of the Company’s leased facilities in Fremont, California. Restricted cash of $4.9 million as of December 31, 2025 was held at JPMorgan Chase Bank, N.A. (“JPMorgan”) as collateral for the letter of credit securing the Company’s Bayside Parkway lease. In April 2026, the Company placed $1.3 million of restricted cash with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), to secure the letter of credit for its Warren Avenue lease.

In September 2026, SVB issued letters of credit of $1.3 million and $4.7 million under the Company’s revolving credit facility with SVB (see Note 7) to secure the Warren Avenue and Bayside Parkway leases, respectively, and the $1.3 million of restricted cash held at SVB was released from restriction. The letters of credit reduce availability under the

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

revolving line and do not require separate cash collateral at issuance. As of September 30, 2026, the $4.9 million held by JPMorgan remained restricted, and it was released in October 2026 (see Note 14).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$121,532	$47,644
Restricted cash	4,907	4,907
Total cash, cash equivalents and restricted cash	$126,439	$52,551

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

The Company recorded an allowance for expected credit losses of $0.1 million on the outstanding accounts receivable balance as of September 30, 2026. No allowance was required as of December 31, 2025.

During the three months ended September 30, 2025, there was one customer that represented 13% of total revenue. No customer represented 10% or more of total revenue during the three and nine months ended September 30, 2026 or nine months ended September 30, 2025.

As of September 30, 2026, no customer represented 10% or more of net accounts receivable. As of December 31, 2025, one customer represented 10% or more of net accounts receivable.

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

Deferred offering costs—The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity offering until such offering is consummated. As of December 31, 2025, a total of $1.3 million in deferred offering costs related to the Company’s IPO were classified as prepaid expenses and other current assets in the condensed consolidated balance sheet. The Company closed its IPO on April 20, 2026, accordingly these costs as well as offering costs incurred subsequent to December 31, 2025 were recorded in stockholders’ equity as a reduction of the proceeds from the offering.

Revenue recognition—The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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
•
Sale of maintenance contracts—The Company typically provides a one-year limited warranty for the ARGO HT System. After expiration of the initial warranty period, the Company offers a further 12-month maintenance contract, which can be purchased separately or together with the ARGO HT System. Revenue from these maintenance contracts is recognized as the services are rendered, typically ratably over the contract term. For the three and nine months ended September 30, 2026 and 2025, no material amounts were recognized as revenue under maintenance contracts.

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

3.
Revenue

The Company reported revenue in the following categories for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Instruments	$8,468	$5,652	$23,637	$15,571
Consumables	17,832	9,976	47,273	21,266
Services	7,245	4,285	18,097	12,079
Other revenue	—	—	—	250
Total	$33,545	$19,913	$89,007	$49,166

The Company reported revenue in the following geographic areas for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$22,595	$11,002	$57,158	$29,995
Europe, Middle East and Africa	6,661	6,925	20,676	14,027
Asia-Pacific	3,336	1,932	8,430	4,706
Americas (excluding United States)	953	54	2,743	438
Total	$33,545	$19,913	$89,007	$49,166

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue activity during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized that was included in the contract liability at the beginning of the period	$834	$56	$363	$413

As of September 30, 2026, deferred revenue was $2.0 million, of which $1.8 million is included within accrued and other current liabilities and is expected to be recognized to revenue in the next 12 months. The remainder will be recognized thereafter and is included within other noncurrent liabilities. Deferred revenue as of December 31, 2025 was $0.8 million.

4.
Fair value measurements

Carrying amounts of certain of the Company’s financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents. There were no transfers between levels during the nine months ended September 30, 2026 and 2025. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 based on the three-tier fair value hierarchy (in thousands):

	Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets included within cash and cash equivalents and short-term investments:
Money market funds	$112,167	$—	$—	$112,167
U.S. treasury securities	—	105,053	—	105,053
Total assets at fair value	$112,167	$105,053	$—	$217,220

Financial liabilities:
Phantom stock options	$—	$—	$215	$215
Total liabilities at fair value	$—	$—	$215	$215

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

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrant liabilities

The Company issued a warrant to purchase shares of its convertible preferred stock, which did not meet the criteria for equity classification and was therefore classified as a liability. In connection with the Company's IPO in April 2026, this warrant automatically converted into a warrant to purchase common stock in accordance with the warrant. As a result, the preferred stock warrant liability was remeasured to fair value and reclassified to additional paid-in-capital on IPO date. On the conversion date, the valuation of the warrant was determined using the value of the shares sold at the IPO price. The estimated fair value of the convertible preferred stock warrant liability prior to conversion was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

There were no material changes in the fair value of the Company’s warrant liabilities up to the conversion date.

Convertible notes

Prior to conversion to common stock on the IPO date, the total estimated fair value of the convertible notes issued in January 2026 was $66.5 million. Prior to the IPO, the fair value of the convertible notes was estimated using a probability-weighted approach assuming the notes settled through an automatic conversion either upon an IPO or upon maturity. On the IPO date, the fair value of the convertible notes was determined based on the fair value of the 3,910,025 shares of common stock issued to the noteholders upon conversion at the IPO price of $17.00 per share. Refer to Note 7—Financing arrangements for additional terms of the convertible notes.

The following table summarizes the changes in carrying value of the convertible notes for the nine months ended September 30, 2026:

Nine Months Ended September 30,
2026
Balance at beginning of period	$—
Issuance of convertible notes	56,500
Remeasurement of notes to fair value	9,971
Conversion of convertible notes to common stock	(66,471)
Balance at end of period	$—

5.
Cash equivalents and short-term investments

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and short-term investments by major investment category as of September 30, 2026 (in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Financial assets included within cash and cash equivalents and short-term investments:
Money market funds	$112,167	$—	$—	$112,167
U.S. treasury securities	105,224	1	(172)	105,053
Total	$217,391	$1	$(172)	$217,220

Cash equivalents				112,167
Short-term investments				105,053
Total				$217,220

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2026, unrealized losses on available-for-sale investments are related to market interest rate changes, and are not attributable to credit. There are no securities in an unrealized loss position for more than twelve months.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Financial assets included within cash and cash equivalents:
Money market funds	$19,665	$—	$—	$19,665
Total	$19,665	$—	$—	$19,665

Short-term investments outstanding as of September 30, 2026 have contractual maturities of 12 months or less and were classified as short-term investments in current assets. There were no short-term or long-term investments outstanding at December 31, 2025.

6.
Significant balance sheet components

Inventory—Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$31,183	$24,741
Work in progress	6,472	2,921
Finished goods	16,478	10,820
Total	$54,133	$38,482

Accrued and other current liabilities—Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$7,322	$6,856
Deferred revenue, current	1,785	470
Accrued warranty expense	995	870
Accrued deferred offering costs	—	734
Other accrued liabilities	4,348	6,829
Total	$14,450	$15,759

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

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in the reserve for product warranties were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$989	$675	$870	$556
Amounts charged to cost of revenue	392	340	1,216	940
Repairs and replacements	(386)	(240)	(1,091)	(721)
Balance at end of period	$995	$775	$995	$775

7.
Financing arrangements

SVB Loan Agreement

On August 6, 2026, the Company entered into a Third Amendment (“Third Amendment”) to its Loan and Security Agreement with SVB, dated July 11, 2024, as previously amended on March 13, 2025 and September 19, 2025 (the “Second Amendment”) (as amended, the “SVB Loan Agreement”). The Third Amendment refinanced and replaced the Company’s previous term loan tranche structure and the previous $10.0 million revolving credit line with a revolving credit facility of up to $60.0 million (the “Revolving Line”), including an uncommitted accordion feature of up to an additional $40.0 million, and extended the maturity date to July 1, 2029. On the effective date of the Third Amendment, the $10.0 million outstanding under the term loan was reallocated as an advance under the Revolving Line, a non-cash transaction. The Company subsequently repaid the $10.0 million advance in full in August 2026, and no amounts were outstanding under the Revolving Line as of September 30, 2026. The Third Amendment was accounted for as a debt modification and the related unamortized debt issuance costs and fees are being amortized over the term and are not material.

Any future borrowings on the revolving line will be subject to interest at the greater of 6.0% or the Wall Street Journal prime rate less a specified margin. The Revolving Line requires no scheduled principal payments before maturity. The Company may prepay advances at any time without a prepayment fee, and the 3.0% prepayment fee and 1.00% termination fee that applied under the Second Amendment were waived. The Company is required to pay an unused line fee of 0.25% per annum on the average unused portion of the Revolving Line, payable quarterly in arrears, which is waived for any quarter in which average daily advances exceed $10.0 million.

The Revolving Line includes a sublimit of up to $10.0 million for letters of credit and a sublimit of up to $10.0 million for cash management services. Amounts used under the two sublimits are shared, so the combined usage may not exceed $10.0 million, and both reduce the amount available for borrowing. Letters of credit incur a fee of 1.00% per annum of face amount. As of September 30, 2026, $6.0 million in letters of credit were outstanding under the Revolving Line, which reduced the amount available for borrowing to $54.0 million.

The Company is required to pay a contingent fee of $0.5 million (the “Contingent Fee”) on the earlier of July 1, 2029 or the termination of the SVB Loan Agreement. The Contingent Fee is being accreted to interest expense over the term of the Revolving Line. The SVB Loan Agreement requires the Company to maintain an Adjusted Quick Ratio (as defined in the SVB Loan Agreement) of at least 1.25 to 1.00, tested quarterly, or monthly if cash and cash equivalents, net of obligations to SVB, fall below $75.0 million. Borrowings under the Revolving Line are secured by substantially all of the Company’s assets, excluding its intellectual property. As of September 30, 2026, the Company was in compliance with all covenants.

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

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Convertible Notes were accounted for under the fair value option, and issuance costs of $0.4 million were expensed upon closing. The Company recognized a loss on fair value remeasurement of the Convertible Notes of $10.0 million during the nine months ended September 30, 2026.

Upon the closing of the Company's IPO, the Convertible Notes automatically converted into shares of its common stock as disclosed in Note 1—Description of business and basis of presentation above. Immediately prior to conversion, the Company remeasured the Convertible Notes to fair value, and the fair value of $66.5 million was reclassified to stockholders’ equity upon conversion.

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

As of September 30, 2026, the total number of shares available for grant under the 2026 Plan was 4,711,066. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2027 through January 1, 2036, in an amount equal to 5% of the total number of shares of each and every class of common stock of the Company outstanding on December 31 of the preceding year; provided that before the date of any such increase, the board of directors may determine that such increase will be less than such amount.

As of September 30, 2026 and December 31, 2025, 273,109 and 35,629 shares of common stock granted pursuant to the early exercise of options were outstanding and subject to the Company’s repurchase right. The exercise price of all stock options granted under the Stock Plans must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Company's board of directors.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$64	$7	$123	$22
Cost of service and other revenue	66	14	146	39
Research and development	991	240	2,221	731
Selling, general and administrative	2,795	444	6,173	1,212
Total stock-based compensation expense	$3,916	$705	$8,663	$2,004

As of September 30, 2026, there was $53.1 million of unamortized stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.3 years. In addition, there was $0.6 million of unrecognized compensation cost related to Phantom Options, which are liability-classified and remeasured at each reporting date, expected to be recognized over a weighted-average period of 3.0 years based on the September 30, 2026 fair value.

Stock options

Stock option activity for the nine months ended September 30, 2026 was as follows:

				Aggregate
		Exercise	Remaining	intrinsic
	Options	price per	contractual	value
	outstanding	share	life (in years)	(in thousands)
Balance outstanding, December 31, 2025	5,842,551	$3.18	8.27	$25,767
Options granted	3,737,589	$14.10
Options exercised	(1,160,560)	$2.86
Options cancelled/forfeited/expired	(86,064)	$8.54
Balance outstanding, September 30, 2026	8,333,516	$8.07	8.38	$216,668
Vested and expected to vest at September 30, 2026	8,333,516	$8.07	8.38	$216,668
Exercisable at September 30, 2026	3,394,440	$3.23	7.17	$104,672

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	3.9%	4.0%	4.4%
Expected volatility	68.1%	69.4%	68.0%	80.7%
Expected term (in years)	6.1	6.0	6.1	6.0

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

RSUs

The RSU activity during the nine months ended September 30, 2026 was as follows:

		Weighted- average
	RSU	grant date
	outstanding	fair value
Balance outstanding, December 31, 2025	—	$—
RSUs granted	624,436	$23.48
RSUs forfeited	(12,236)	$23.66
Balance outstanding, September 30, 2026	612,200	$23.48

Other grants

Stock activity during the nine months ended September 30, 2026 for grants of restricted stock awards (“RSAs”) to employees outside of the Stock Plans was as follows:

		Weighted- average
	RSAs	grant date
	outstanding	fair value
Balance outstanding, December 31, 2025	34,877	$4.18
RSAs vested	(15,922)
Balance outstanding, September 30, 2026	18,955	$4.18

Employee Phantom Option Plan

In April 2025, the Company adopted the Employee Phantom Option Plan, which allows for the issuance of Phantom Options to employees of its subsidiary in China. Upon completion of the government registration, all outstanding Phantom Options will automatically convert into options to acquire common stock. Until then, Phantom Options are classified as liabilities and remeasured at fair value at each reporting date (see Note 4). The Company issued 10,102 Phantom Options during nine months ended September 30, 2026, with a weighted-average exercise price of $7.98 per share, and 1,240 Phantom Options were forfeited. No Phantom Options were issued or forfeited during the three months ended September 30, 2026. As of September 30, 2026, 29,115 Phantom Options were outstanding, and the government registration was not complete.

2026 Employee Stock Purchase Plan

In April 2026, the Company’s 2026 Employee Stock Purchase Plan (“2026 ESPP”) became effective. Subject to any limitations contained therein, the 2026 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s common stock at a discounted price per share. As of September 30, 2026, 656,400 shares of the Company's common stock were available for sale under the 2026 ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2027 through January 1, 2036, by the lesser of (i) 1% of the total number of shares of each and every class of our common stock outstanding on December 31 of the preceding year and (ii) 1,969,200 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than such amount.

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

Alamar Biosciences, Inc. v. Olink Proteomics AB, United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case No. IPR2024-01353. On August 23, 2024, Alamar filed a Petition for Inter Partes Review challenging all claims of U.S. Patent No. 7,883,848. The PTAB instituted trial on all grounds raised in Alamar’s Petition. On March 4, 2026, the PTAB issued a Final Written Decision finding that no claims were unpatentable. On May 4, 2026, Alamar filed its notice of appeal of the Final Written Decision to the United States Court of Appeals for the Federal Circuit. Alamar subsequently stipulated to dismissal of the appeal on October 13, 2026.

As of September 30, 2026, a loss is not considered probable in the district court action, and Alamar is unable to reasonably estimate the amount or range of any reasonably possible loss. The dismissal of the appeal did not change this assessment. Alamar intends to continue to defend vigorously against the claims in the district court action.

10.
Leases

In November 2021, the Company entered into a noncancelable operating lease for its current headquarters. The lease, as amended, commenced in January 2022 and expires in January 2034. A portion of the facility was subleased to Attovia Therapeutics, Inc. (“Attovia”), a related party, through March 2025. See Note 11—Related party transactions for additional information. The Company also leases office space in Europe and Asia as of September 30, 2026.

In April 2026, the Company entered into a lease for manufacturing, research and office space in Fremont, California, and the Company recognized a right-of-use asset of $10.8 million and a lease liability of $10.7 million upon delivery of the premises for construction of leasehold improvements in June 2026. The initial term of the lease is approximately 158 months depending on the timing of completion of leasehold improvements, and the Company has an option to extend the lease for one additional 5-year term. The Company is eligible to receive up to $7.7 million in tenant improvement allowances which are recorded as a reduction of the related lease liability until they are received from the landlord. In connection with this lease agreement, a standby letter of credit was issued in lieu of a security deposit for its Warren Avenue lease. The letter of credit was initially secured by $1.3 million of restricted cash held at SVB, which was released in September 2026 when SVB issued a replacement letter of credit under its revolving credit facility with the Company (see Note 2).

In August 2026, the Company recognized a right-of-use asset of $1.1 million and a lease liability of $1.1 million upon commencement of a lease in China. The lease was extended from 60 to 61 months at commencement date.

ALAMAR BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2026, future payments of the Company’s operating lease liabilities under noncancelable leases are as follows (in thousands):

2026 (remaining three months)	$1,427
2027	6,113
2028	7,414
2029	8,278
2030	9,179
Thereafter	47,340
Total undiscounted lease payments	79,751
Less imputed interest	(29,738)
Less tenant improvement allowance	(7,663)
Present value of operating lease liabilities	$42,350
Operating lease liabilities:
Current	2,483
Noncurrent	39,867
Total lease liability	$42,350

The weighted-average remaining lease term and discount rate as of September 30, 2026 were as follows:

Other information:
Weighted-average remaining lease term (years)	8.6
Weighted-average discount rate	10.4%

11.
Related party transactions

In December 2022, the Company established Attovia as a wholly owned subsidiary, and the Company subsequently distributed its interest in Attovia to investors in 2024. The Company’s Chief Executive Officer has been a director of Attovia since its inception; thus, Attovia is a related party. The following table summarizes the related party transactions between the Company and Attovia during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
TAP service revenue	$105	$64	$343	$99
Licensing revenue	$—	$—	$—	$250
Sublease income	$—	$—	$—	$190
Other facility related income	$—	$—	$—	$90
Professional service and equipment rental income	$—	$—	$—	$8

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

The following table summarizes the activity for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning liability	$—	$—	$457	$851
Payments received or approved	780	2,631	2,564	2,631
Amount recognized as contra research and development	(780)	(910)	(3,021)	(1,761)
Ending liability	$—	$1,721	$—	$1,721

13.
Net loss per share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2026	2025
Convertible preferred stock	—	39,313,815
Outstanding stock options	8,333,516	5,391,559
Unvested restricted stock units	612,200	—
Unvested restricted stock awards	18,955	41,287
Stock subject to repurchase	273,109	8,222
Preferred stock warrants	—	31,251
Common stock warrants	31,251	112,847
Total	9,269,031	44,898,981

14.
Subsequent events

In October 2026, JPMorgan released the $4.9 million of restricted cash securing the Company’s former Bayside Parkway letter of credit, which was replaced by an SVB letter of credit in September 2026.

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

We are also developing a second instrument as part of our IVD platform, called the ARGO HT/DX instrument, for which we intend to provide a submission to the FDA for marketing authorization in 2027. The robust performance of our platform is further evidenced in over 200 scientific publications since our commercial launch. Our customers include top global research and academic institutions, biopharmaceutical companies, contract research organizations and service labs. We have also established multiple collaborations with renowned research foundations to help support the development of our ARGO HT/DX instrument and the discovery of biomarkers in neurodegenerative disease.

We are a trusted partner to our customers, with a market reputation built on our deep understanding of, and ability to address, their evolving needs. For the three months ended September 30, 2026, 49% of our sales revenue was generated from biopharmaceutical companies, 44% was generated from academic institutions, and 7% was generated from distributors.

We sell our products primarily through our direct sales channels in North America, Europe, and China, which together account for the majority of our revenue. In addition, we have established distribution agreements in Australia, portions of Eastern Europe, South America, Middle East, India, Japan, Singapore, South Korea and Taiwan. Our products are currently sold for research use only. For the three months ended September 30, 2026, 70% of sales were from the

Americas region, 20% was from the Europe and in the Middle East & Africa (“EMEA”) region and 10% was from the Asia-Pacific (“APAC”) region.

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

Since our inception in 2018, we have incurred net losses each year. Net losses were $13.3 million and $8.0 million in the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $216.6 million and unrestricted cash, cash equivalents and short-term investments of $226.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts and, to a lesser extent, from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the near term as we invest in the continued growth of our business to include increasing headcount required to develop, sell, and support our platforms, scale our technology platform and introduce new products and services, protect and defend our intellectual property and potentially acquire new businesses or technologies. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Product revenue	$26,300	$15,628	$10,672	68%
Service and other revenue	7,245	4,285	2,960	69%
Total revenue	33,545	19,913	13,632	68%
Cost of revenue:
Cost of product revenue(1)	10,879	6,495	4,384	67%
Cost of service and other revenue(1)	2,022	1,521	501	33%
Total cost of revenue	12,901	8,016	4,885	61%
Gross profit	20,644	11,897	8,747	74%
Operating expenses:
Research and development(1)	16,167	10,206	5,961	58%
Selling, general and administrative(1)	19,616	9,576	10,040	105%
Total operating expenses	35,783	19,782	16,001	81%
Loss from operations	(15,139)	(7,885)	(7,254)	92%
Interest income, net	2,169	410	1,759	429%
Interest expense	(153)	(85)	(68)	80%
Loss on remeasurement of convertible notes	—	—	—	N/M
Other (expense) income, net	(125)	(1)	(124)	12,400%
Net loss before income tax	(13,248)	(7,561)	(5,687)	75%
Provision for income taxes	94	440	(346)	N/M
Net loss	$(13,342)	$(8,001)	$(5,341)	67%

N/M – Not meaningful
(1) - Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025
Cost of product revenue	$64	$7
Cost of service and other revenue	66	14
Research and development	991	240
Selling, general and administrative	2,795	444
Total stock-based compensation expense	$3,916	$705

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Instruments	$8,468	$5,652	$2,816	50%
Consumables	17,832	9,976	7,856	79%
Total product revenue	26,300	15,628	10,672	68%
Services	7,245	4,285	2,960	69%
Other	—	—	—	N/M
Total service and other revenue	7,245	4,285	2,960	69%
Total revenue	$33,545	$19,913	$13,632	68%

Revenue was $33.5 million in the three months ended September 30, 2026 compared to $19.9 million in the three months ended September 30, 2025. Product revenue, which is comprised of instrument revenue and consumables revenue, increased by $10.7 million, or 68%, to $26.3 million in the three months ended September 30, 2026, compared to $15.6 million in the three months ended September 30, 2025. Instrument revenue increased by $2.8 million, or 50%, primarily due to the increase of the number of instruments delivered. Consumables revenue increased by $7.9 million, or 79%, due to increased demand for our multiplex panel kits which was driven by growth of our instrument installed base as well as higher average selling prices. Consumable average selling price was higher due to higher price of new panels with more targets and price adjustments for existing panels.

Service and other revenue increased by $3.0 million, or 69%, to $7.2 million in the three months ended September 30, 2026, compared to $4.3 million in the three months ended September 30, 2025. The increase was primarily due to increased TAP services, including services to develop custom assays.

Cost of revenue

Cost of revenue was $12.9 million in the three months ended September 30, 2026 compared to $8.0 million in the three months ended September 30, 2025. Cost of product revenue increased by $4.4 million, or 67%, to $10.9 million in the three months ended September 30, 2026, compared to $6.5 million in the three months ended September 30, 2025. The increase was primarily driven by increased sales volume of both instruments and consumables and higher inventory reserves.

Cost of service and other revenue increased by $0.5 million, or 33%, to $2.0 million in the three months ended September 30, 2026, compared to $1.5 million in the three months ended September 30, 2025. The increase was primarily due to an increase in TAP services.

Gross profit and gross margin

Gross profit was $20.6 million in the three months ended September 30, 2026, compared to $11.9 million in the three months ended September 30, 2025. Gross margin was 61.5% in the three months ended September 30, 2026, compared to 59.7% in the three months ended September 30, 2025. The increase in gross margin was primarily attributable to lower instrument costs, higher average selling prices for consumables, higher margins for TAP services, and a change in product mix (with a greater proportion of revenue derived from consumables, which have higher gross margins than instruments and services). These increases were partially offset by the sell-through of previously reserved inventory in the three months ended September 30, 2025 and higher inventory reserves in the three months ended September 30, 2026.

Operating expenses

Research and development

Research and development expense increased by $6.0 million, or 58%, to $16.2 million in the three months ended September 30, 2026, compared to $10.2 million in the three months ended September 30, 2025. The increase was primarily attributable to a $3.4 million increase in lab supply costs to expand our consumable product offerings, as well as $2.3 million increase in salaries and benefits arising from the increase in personnel headcount, which resulted in higher compensation-related costs. Compensation-related costs include a $0.8 million increase in stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative expense increased by $10.0 million, or 105%, to $19.6 million in the three months ended September 30, 2026, compared to $9.6 million in the three months ended September 30, 2025. The increase was primarily attributable to a $6.7 million increase in salaries and benefits arising from the increase in personnel headcount which resulted in higher compensation-related costs associated with the growth of our sales, marketing and support teams as well as other functions and a $2.3 million increase in professional services costs for legal and accounting services. Compensation-related costs include a $2.4 million increase in stock-based compensation expense.

Interest income, net

Interest income, net increased by $1.8 million, or 429%, to $2.2 million in the three months ended September 30, 2026, compared to $0.4 million in the three months ended September 30, 2025. The increase was primarily attributable to higher average invested balances throughout the periods arising from IPO proceeds.

Interest expense

Interest expense increased by $0.1 million, or 80%, to $0.2 million in the three months ended September 30, 2026, compared to $0.1 million in the three months ended September 30, 2025. The increase was primarily attributable to interest on the $10.0 million borrowed under the SVB Loan Agreement in September 2025, which was outstanding until it was repaid in August 2026 following the Third Amendment.

Other (expense) income, net

Changes in other (expense) income, net are primarily driven by net realized and unrealized gains or losses from foreign currency rate measurement fluctuations.

Provision for income taxes

Changes in provision for income taxes primarily relates to a foreign tax provision.

Comparison of the nine months ended September 30, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Product revenue	$70,910	$36,837	$34,073	92%
Service and other revenue	18,097	12,329	5,768	47%
Total revenue	89,007	49,166	39,841	81%
Cost of revenue:
Cost of product revenue(1)	30,547	18,355	12,192	66%
Cost of service and other revenue(1)	5,641	3,944	1,697	43%
Total cost of revenue	36,188	22,299	13,889	62%
Gross profit	52,819	26,867	25,952	97%
Operating expenses:
Research and development(1)	43,001	27,403	15,598	57%
Selling, general and administrative(1)	50,836	23,821	27,015	113%
Total operating expenses	93,837	51,224	42,613	83%
Loss from operations	(41,018)	(24,357)	(16,661)	68%
Interest income, net	4,583	1,826	2,757	151%
Interest expense	(600)	(179)	(421)	235%
Loss on remeasurement of convertible notes	(9,971)	—	(9,971)	N/M
Other (expense) income, net	(395)	467	(862)	(185)%
Net loss before income tax	(47,401)	(22,243)	(25,158)	113%
Provision for income taxes	465	440	25	N/M
Net loss	$(47,866)	$(22,683)	$(25,183)	111%

N/M – Not meaningful
(1) - Includes stock-based compensation expense as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cost of product revenue	$123	$22
Cost of service and other revenue	146	39
Research and development	2,221	731
Selling, general and administrative	6,173	1,212
Total stock-based compensation expense	$8,663	$2,004

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	Change
Revenue:
Instruments	$23,637	$15,571	$8,066	52%
Consumables	47,273	21,266	26,007	122%
Total product revenue	70,910	36,837	34,073	92%
Services	18,097	12,079	6,018	50%
Other	—	250	(250)	(100)%
Total service and other revenue	18,097	12,329	5,768	47%
Total revenue	$89,007	$49,166	$39,841	81%

Revenue was $89.0 million in the nine months ended September 30, 2026 compared to $49.2 million in the nine months ended September 30, 2025. Product revenue, which is comprised of instrument revenue and consumables revenue, increased by $34.1 million, or 92%, to $70.9 million in the nine months ended September 30, 2026, compared to $36.8 million in the nine months ended September 30, 2025. Instrument revenue increased by $8.1 million, or 52%, primarily due to the increase of the number of instruments delivered. Consumables revenue increased by $26.0 million, or 122%, due to increased demand for our multiplex panel kits which was driven by growth of our instrument installed base as well as higher average selling prices. Consumable average selling price was higher due to higher price of new panels with more targets and price adjustments for existing panels.

Service and other revenue increased by $5.8 million, or 47%, to $18.1 million in the nine months ended September 30, 2026, compared to $12.3 million in the nine months ended September 30, 2025. The increase was primarily due to increased TAP services, including services to develop custom assays.

Cost of revenue

Cost of revenue was $36.2 million in the nine months ended September 30, 2026 compared to $22.3 million in the nine months ended September 30, 2025. Cost of product revenue increased by $12.2 million, or 66%, to $30.5 million in the nine months ended September 30, 2026, compared to $18.4 million in the nine months ended September 30, 2025. The increase was primarily driven by increased sales volume of both instruments and consumables and increased inventory reserves, partially offset by realization of manufacturing efficiencies as consumable production has scaled.

Cost of service and other revenue increased by $1.7 million, or 43%, to $5.6 million in the nine months ended September 30, 2026, compared to $3.9 million in the nine months ended September 30, 2025. The increase was primarily due to an increase in TAP services.

Gross profit and gross margin

Gross profit was $52.8 million in the nine months ended September 30, 2026, compared to $26.9 million in the nine months ended September 30, 2025. Gross margin was 59.3% in the nine months ended September 30, 2026, compared to 54.6% in the nine months ended September 30, 2025. The increase in gross margin was primarily attributable to a change in product mix (with a greater proportion of revenue derived from consumables, which have higher gross margins than instruments and services), lower instrument costs and higher average selling prices for consumables.

Operating expenses

Research and development

Research and development expense increased by $15.6 million, or 57%, to $43.0 million in the nine months ended September 30, 2026, compared to $27.4 million in the nine months ended September 30, 2025. The increase was primarily attributable to a $8.4 million increase in lab supply costs to expand our consumable product offerings, as well as $6.4 million increase in salaries and benefits arising from the increase in personnel headcount, which resulted in higher compensation-related costs and higher consulting costs associated with technology and product development. Compensation-related costs include a $1.5 million increase in stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative expense increased by $27.0 million, or 113%, to $50.8 million in the nine months ended September 30, 2026, compared to $23.8 million in the nine months ended September 30, 2025. The increase was primarily attributable to a $16.1 million increase in salaries and benefits arising from the increase in personnel headcount which resulted in higher compensation-related costs associated with the growth of our sales, marketing and support teams as well as other functions and a $7.1 million increase in professional services costs for legal and accounting services. Compensation-related costs include a $5.0 million increase in stock-based compensation expense.

Interest income, net

Interest income, net increased by $2.8 million, or 151%, to $4.6 million in the nine months ended September 30, 2026, compared to $1.8 million in the nine months ended September 30, 2025. The increase was primarily attributable to higher average invested balances throughout the periods arising from IPO proceeds and convertible notes issued.

Interest expense

Interest expense increased by $0.4 million, or 235%, to $0.6 million in the nine months ended September 30, 2026, compared to $0.2 million in the nine months ended September 30, 2025. The increase was primarily attributable to interest on the $10.0 million borrowed under the SVB Loan Agreement in September 2025, which was outstanding during the nine months ended September 30, 2026 until it was repaid in August 2026 following the Third Amendment.

Loss on remeasurement of convertible notes

Loss on remeasurement of convertible notes was $10.0 million in the nine months ended September 30, 2026. The loss was due to the increase in the fair value of the convertible notes issued during the nine months ended September 30, 2026 resulting from the remeasurement to fair value of the convertible notes at the IPO.

Other (expense) income, net

Changes in other (expense) income, net are primarily driven by net realized and unrealized gains or losses from foreign currency rate measurement fluctuations.

Provision for income taxes

Changes in provision for income taxes primarily relates to a foreign tax provision.

Liquidity and capital resources

As of September 30, 2026, we had $226.6 million in unrestricted cash, cash equivalents and short-term investments, $4.9 million in restricted cash, and $54.0 million available for borrowing under our $60.0 million revolving credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), subject to certain conditions, and after giving effect to $6.0 million of outstanding letters of credit. Management believes that our cash, cash equivalents and short-term investments at September 30, 2026 will be sufficient to fund our current operating plans and meet our anticipated obligations for at least the next 12 months. In October 2026, JPMorgan released the $4.9 million of restricted cash securing our former Bayside Parkway letter of credit, which was replaced by an SVB letter of credit in September 2026.

Since inception, our principal sources of liquidity have been proceeds from the sale of our equity securities, revenue from sales of our products and services, and, to a lesser extent, borrowings from loan facilities. As of September 30, 2026, we had an accumulated deficit of $216.6 million, attributable to ongoing operating losses as business activities expanded toward commercialization.

On July 11, 2024, we entered into a loan and security agreement with SVB, which was subsequently amended on March 13, 2025 and September 19, 2025. In connection with the September 2025 amendment, we borrowed $10.0 million under a term loan and issued SVB a warrant to purchase 28,685 shares of our Class B common stock, which became exercisable for shares of common stock upon the redesignation of our Class B common stock as common stock immediately prior to our IPO and was exercised on a cashless basis in April 2026.

On August 6, 2026, we entered into a third amendment to the loan and security agreement (the “Third Amendment” and, together with the agreement as previously amended, the “SVB Loan Agreement”), which refinanced and replaced our existing term loan facility and the $10.0 million revolving line of credit with a single revolving credit facility of up to $60.0 million (with the outstanding $10.0 million previously drawn under the term loan reallocated as an advance under the new revolving line), together with an uncommitted accordion feature of up to an additional $40.0 million available at SVB's sole discretion, for total potential borrowing capacity of up to $100.0 million. The facility matures on July 1, 2029, with no scheduled amortization prior to maturity. We repaid the $10.0 million advance in full in August 2026, and we had no outstanding borrowings as of September 30, 2026. For additional information, see Note 7—Financing arrangements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Future funding requirements

We expect to continue incurring substantial operating losses in the near term as we invest in research and development, manufacturing, and the continued commercialization of our platform and NULISA technology, including the ARGO HT instrument as well as development of the ARGO HT/DX instrument. As of September 30, 2026, we had $226.6 million in unrestricted cash, cash equivalents and short-term investments, as well as $54.0 million available for borrowing under our revolving credit facility with SVB, subject to certain conditions. While management believes that our cash, cash equivalents and short-term investments at September 30, 2026 will fund our current operating plans and meet our anticipated obligations for at least the next 12 months, substantial additional capital may be required to support longer-term growth and operational objectives.

Our future capital requirements will depend on various factors, including, but not limited to, the continued scaling efforts for the ARGO HT System and consumables; research and development activities for next-generation technologies, portfolio expansion, and future clinical studies; regulatory costs related to our ARGO HT/DX system and any other future instruments we develop, including seeking any regulatory approvals; general operational expenditures including personnel, facilities, and systems infrastructure; and debt service obligations on any future borrowings under our revolving credit facility.

As of September 30, 2026, contractual obligations for operating leases that had commenced totaled $79.8 million as further described in Note 10—Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(46,401)	$(39,089)
Net cash (used in) provided by investing activities	(109,834)	49,155
Net cash provided by financing activities	247,753	10,808
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	12	—
Net increase in cash, cash equivalents and restricted cash	$91,530	$20,874

Operating activities

Net cash used in operating activities was $46.4 million in the nine months ended September 30, 2026. This was primarily due to a net loss of $47.9 million, adjusted for non-cash items, including loss on remeasurement of convertible notes of $10.0 million, stock-based compensation expense of $8.7 million, depreciation and amortization expense of $3.7 million, and non-cash operating lease costs of $1.8 million. Net cash used in operating activities also reflected net cash outflows of $23.2 million from changes in operating assets and liabilities associated with higher levels of working capital necessary to support the growth of our operations. This was primarily the result of an increase in inventory of $17.2 million, an increase in accounts receivable of $9.1 million due to our sales growth, an increase in prepaid expenses and other current assets of $2.6 million, a decrease in accrued expenses and other liabilities of $2.0 million, a decrease in operating lease liabilities of $1.1 million, and an increase in other noncurrent assets of $0.4 million. These decreases in cash flows were partially offset by an increase in accounts payable of $9.3 million.

Net cash used in operating activities was $39.1 million in the nine months ended September 30, 2025. This was primarily due to a net loss of $22.7 million, adjusted for non-cash items, including depreciation and amortization expense of $2.8 million, stock-based compensation expense of $2.0 million, non-cash operating lease costs of $1.5 million, unrealized foreign exchange gains of $0.2 million, and net accretion and amortization of premiums and discounts on investments of $0.1 million. Net cash used in operating activities also reflected net cash outflows of $22.5 million from changes in operating assets and liabilities associated with higher levels of working capital necessary to support the growth in our operations. This was primarily the result of an increase in inventory of $18.9 million, an increase in accounts receivable of $3.8 million, an increase in prepaid expenses and other current and noncurrent assets of $3.6 million, and a decrease in operating lease liabilities of $1.5 million. These decreases in cash flows were partially offset by an increase in accrued expenses and other current liabilities of $2.9 million and an increase in accounts payable of $2.0 million.

Investing activities

Net cash used in investing activities was $109.8 million in the nine months ended September 30, 2026. This was primarily due to purchase of short-term investments of $124.7 million, purchases of property and equipment of $4.7 million and capitalized software development costs of $0.5 million, partially offset by $20.0 million of maturities of short-term investments.

Net cash provided by investing activities was $49.2 million in the nine months ended September 30, 2025. This was primarily due to maturities of short-term investments of $60.0 million, partially offset by purchases of short-term investments of $7.4 million, purchases of property and equipment of $2.5 million and capitalized software development costs of $0.9 million.

Financing activities

Net cash provided by financing activities was $247.8 million in the nine months ended September 30, 2026. This was primarily due to proceeds from IPO of $204.5 million, proceeds from our Convertible Notes of $56.5 million and proceeds from issuance of common stock upon exercise of stock options of $3.3 million, partially offset by repayment of $10.0 million of borrowings under the SVB Loan Agreement, payment of IPO offering costs of $6.2 million and payment of third-party debt issuance costs of $0.4 million.

Net cash provided by financing activities was $10.8 million in the nine months ended September 30, 2025, and consisted primarily of proceeds from our SVB term loan of $10.0 million and from issuance of common stock upon exercise of stock options of $0.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since inception and expect to incur losses in the future. We incurred net losses of $13.3 million and $47.9 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $216.6 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development to enhance our NULISA technology, expand our NULISA assay menu and enhance our software offerings, expand our manufacturing capabilities, and build out our commercialization team and footprint. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve or sustain future profitability.

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

Our current primary competitors across translational research include Olink (Thermo Fisher) and Quanterix, among others offering high-sensitivity immunoassays, multiplex affinity-based assays and non-affinity mass spectrometry, including smaller new and emerging companies that could compete with our technologies both in performance claims and pricing. In the future, we will also compete through our diagnostics enablement strategy in the clinical diagnostics space as we continue to expand into low-plex and custom assay formats and offer next-generation instruments to enable clinical applications.

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

A significant portion of our revenue for each of the three and nine months ended September 30, 2026 and 2025 was derived from sales to research institutions and academic institutions that rely heavily on government funding, including grants from the National Institutes of Health (“NIH”) and other government agencies. Government funding is subject to annual appropriations and budgetary constraints, and there is no assurance that such funding will continue at current levels or at all. Changes in government budgets, priorities or policies could result in reduced or delayed funding for our customers’ research. If researchers experience reductions or delays in government funding, or modifications of the terms or conditions of funding, they may reduce or delay their purchases of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

In each of the three and nine months ended September 30, 2026 and 2025, a significant portion of our revenue came from sales to research and academic institutions. As a result, the demand for our products and services will depend upon research priorities and purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:

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

We sell our products primarily through our direct sales channels in North America, Europe and China. We have also established distribution agreements in Australia, portions of Eastern Europe, South America, Middle East, India, Japan, Singapore, South Korea and Taiwan. We plan to broaden our geographic footprint, both directly in North America, EMEA, and through these distributor relationships.

We have experienced concentration of sales in certain regions outside the United States, including in APAC and EMEA regions. For the three months ended September 30, 2026 and 2025, sales outside United States constituted a substantial component of our total sales revenue and our largest markets outside the United States represented approximately 33% and 45%, respectively. There is currently significant uncertainty about the future relationship between the United States and its trade partners with respect to trade policies, treaties, government regulations and tariffs, and the United States has stated it is considering tariffs or other restrictions on goods from a number of other countries.

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

In addition to expanding our direct sales channel in North America, Europe and China, we are broadening our geographic footprint through established distributor relationships in among other locations, Australia, portions of Eastern Europe, South America, Middle East, India, Japan, Singapore, South Korea and Taiwan. There is no guarantee, when we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners. There is also no guarantee that we will be able to enter into such arrangements on favorable terms. Any failure of our sales and marketing efforts, or those of any third-party sales and distribution partners, would adversely affect our business.

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

For the three months ended September 30, 2026 and 2025, approximately 33% and 45%, respectively, of our revenue was generated from sales to customers located outside of United States. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America, Europe and China, and have a significant portion of our sales and customer service personnel outside of the United States. We sell certain of our products through third-party distributors in each of these regions. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:

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

Developing and launching new products, innovating and improving our existing products and expanding our commercial organization have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 136 employees as of December 31, 2024 to 308 employees as of September 30, 2026. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating and developing our employee base, including as a result of certain of our employees working remotely, which may lead to increased attrition and the need for hiring. In addition, certain members of our management have not previously worked together for an extended period of time, do not have substantial experience managing a public company or do not have experience managing a global business, which may affect how they manage our business. To effectively manage our business, we must continue to improve our systems and processes and continue to effectively integrate, expand, train and manage our personnel. As our organization continues to evolve, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products or versions. Additionally, by introducing systems with lower cost, our blended cost per instrument will be reduced and we risk introducing pricing pressure that could potentially negatively impact sales of our ARGO HT instrument. If we are unable to develop a lower cost instrument as efficiently as we expect, then higher than expected margins could cause our overall gross margin to decrease. Moreover, we may never be successful in achieving the development and manufacture of a new instrument at sufficiently lower cost to be marketable to the intended future customer base. If we fail to sufficiently reduce our operating costs or grow our future net revenues, we could suffer operating losses that we may not be able to fund or sustain for extended period of time, if at all.

If we do not successfully manage our anticipated organizational growth, our business, financial condition and results of operations and prospects will be materially adversely affected.

Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the three months ended September 30, 2026 and 2025, approximately 22% and 34%, respectively, and for the nine months ended September 30, 2026 and 2025, approximately 22% and 24%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. We do not currently maintain a program to hedge foreign currency exposures and even if in the future we implement a program to hedge such exposures, we may not be successful in mitigating the effects of fluctuations in foreign currency exchange rates.

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

We sell our products in, among other locations, Australia, portions of Eastern Europe, South America, Middle East, India, Japan, Singapore, South Korea and Taiwan through third-party distributors. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Additionally, excess inventory held by our distributors may reduce or delay purchases by such distributors.

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

Likewise, in the U.S., federal regulators have issued guidance affecting the use of AI in regulated sectors. The FDA, for example, also issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain marketing authorizations. The EU AI Act sets out a risk-based framework, subjecting certain AI Technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

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

As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Any actual or perceived failure to comply with such laws and regulations could adversely affect our business, financial condition and results of operations.

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

Our Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), dated July 11, 2024, as amended by that certain Consent and First Amendment to Loan and Security Agreement dated as of March 13, 2025 and that certain Second Amendment to Loan and Security Agreement dated as of September 19, 2025, provided for up to $65 million of term loans and a $10 million revolving asset-backed credit facility. On August 6, 2026, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment” and, together with the Loan and Security Agreement as previously amended, the “SVB Loan Agreement”), which refinanced and replaced our existing $10.0 million term loan and $10.0 million revolving line of credit with a single revolving credit facility of up to $60.0 million (with the outstanding $10.0 million previously drawn under the term loan reallocated as an advance under the new revolving line), together with an uncommitted accordion feature of up to an additional $40.0 million available at SVB's sole discretion, for total potential borrowing capacity of up to $100.0 million. The facility matures on July 1, 2029, with no scheduled amortization prior to maturity. In connection with the Third Amendment, we repaid the $10.0 million advance in full, and no amounts were outstanding under the SVB Loan Agreement as of September 30, 2026.

The SVB Loan Agreement contains affirmative and negative covenants, including covenants that restrict, among other things, our ability to dispose of assets, change our business, management, ownership or business locations, enter into mergers or acquisitions, incur additional indebtedness or encumber any of our assets. Borrowings under the SVB Loan Agreement are secured by substantially all of our assets, excluding our intellectual property but including the proceeds from the sale of any of our intellectual property and also a negative pledge arrangement whereby we may not encumber our intellectual property without prior lender consent. These restrictions could limit our operational flexibility and, and if we borrow under the SVB Loan Agreement in the future, the need to make principal and interest payments on such borrowings would reduce our ability to fund other aspects of our business, such as our research and development program. Our ability to make principal and interest payments on any future indebtedness will depend on our ability to generate cash. If we default under the SVB Loan Agreement and if the default is not cured or waived, the lender could terminate its commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations. We may need to raise additional financing in the future to fund our operations, and we may not be able to raise it on terms acceptable to us or at all. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described above.

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

The EU IVDR does not apply in Great Britain (England, Scotland and Wales) since it came into effect after the United Kingdom's departure from the EU. In Great Britain, IVDs are regulated under the Medical Devices Regulations 2002, as amended, which implement the requirements of the EU In Vitro Diagnostic Directive 98/79/EC, which no longer applies in the EU. However, under the terms of the Windsor Framework, the EU IVDR applies in Northern Ireland. The Medicines and Healthcare products Regulatory Agency ("MHRA") is responsible for the regulation of IVDs in the UK. In May 2026, the MHRA published the draft Medical Devices (Amendment) Regulations 2026 (the "Draft Regulations"), which set out proposed pre-market regulatory requirements for medical devices and IVDs in Great Britain. The Draft Regulations closely align the Great Britain regulatory framework with the EU IVDR and the International Medical Device Regulators Forum ("IMDRF") framework, and introduce a number of significant changes, including revised IVD classification rules aligned with IMDRF principles, an International Reliance Pathway permitting market access for devices already authorized by regulators in the United States, Canada and Australia, expanded technical documentation requirements and mandatory Unique Device Identifiers. In October 2026, the UK government also confirmed its intention to continue to recognize CE-marked medical devices, including IVDs, in Great Britain on a long-term basis. The Great Britain medical device regulatory framework remains subject to ongoing reform, and some uncertainty remains as to the precise requirements that will apply to our future products.

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

Third parties may initiate, and have in the past initiated, legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. For example, in November 2023, Olink Proteomics AB and Olink Proteomics, Inc. commenced litigation against us in the District of Delaware, Case

No. 1:23-cv-1303-MN, alleging infringement of U.S. Patent No. 7,883,848 by our NULISA technology used with or without our ARGO platform. We filed a motion to dismiss, which the Court granted in part on February 11, 2025, without prejudice and with leave for Olink to file an amended complaint. The case was stayed pending the outcome of IPR2024-01353 and the Final Written Decision issued on March 4, 2026, described below. Olink filed an amended complaint, repleading its claims under U.S. Patent No. 7,883,848, on April 2, 2026. We filed a renewed motion to dismiss on May 7, 2026, which is pending. The outcome of such proceedings are uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products and technologies, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We have in the past, and may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products or technologies, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. If we choose to challenge the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, or any other third-party patent that may be asserted against us, there can be no assurance that any such challenge will be successful and if not successful, we may be estopped from asserting in a district court any grounds already raised or that could have been raised in certain proceedings, such as inter partes review at the USPTO. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel. For example, on August 23, 2024, we filed a Petition for Inter Partes Review challenging all claims of U.S. Patent No. 7,883,848. The PTAB instituted trial on all grounds raised in our Petition. On March 4, 2026, the PTAB issued a Final Written Decision finding that no claims of U.S. Patent No. 7,883,848 were unpatentable. On May 4, 2026, we filed a notice of appeal of the Final Written Decision to the United States Court of Appeals for the Federal Circuit. We subsequently stipulated to dismissal of the appeal on October 13, 2026. The court lifted the stay of the Delaware district court litigation on April 7, 2026, which will allow the litigation to proceed. The litigation will require us to incur expenses to defend against the infringement claims and we may be estopped from asserting that U.S. Patent No. 7,883,848 is invalid on grounds that were raised or reasonably could have been raised in the IPR proceeding, limiting the available challenges we can raise in the district court litigation. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products or services infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products and/or technologies, which could have a negative impact on the commercial success of our current and any future products or technologies. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, in the EEA and the UK, the EU GDPR and UK GDPR respectively restrict the transfer of personal data to the United States and other countries whose privacy laws generally believed to be inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the U.S. Department of Justice (“DoJ”) issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or are (1) foreign entities organized under the laws of, or with a principal place of business in, a country of concern or 50% or more owned, individually or in the aggregate, by one or more countries of concern or other covered persons; (2) foreign entities 50% or more owned, individually or in the aggregate, by a country of concern or another covered person; (3) foreign individuals that are employees or contractors of a country of concern or covered person; and (4) foreign individuals who are primarily a resident in a country of concern) that may impact certain business or management activities such as vendor engagements, licensing arrangements, partnership engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. We have engaged in the past and may in the future engage in data transactions that could be subject to the rule. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain agreements or engage in certain data practices.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Future sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock.

In addition, certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule

144 under the Securities Act of 1933, as amended (the “Securities Act”), or until the rights terminate pursuant to the terms of the stockholder agreements between us and such holders. Furthermore, as of October 31, 2026, up to 9,185,240 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and 5,113,197 shares of our common stock are available for future issuance under our 2026 Equity Incentive Plan and our 2026 Employee Stock Purchase Plan and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, Rule 144 and Rule 701 under the Securities Act, and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

None.

(b)
Use of Proceeds from Public Offering of Common Stock.

On April 16, 2026, our registration statement on Form S-1 (File No. 333-294697) relating to our IPO of common stock became effective (the “Form S-1”). The Form S-1 registered an aggregate of 12,937,500 shares of our common stock, including 1,687,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on April 20, 2026 at which time we issued 12,937,500 shares of common stock at a public offering price of $17.00 per share, for an aggregate gross offering price of $219.9 million. Upon completion of the sale of the shares of our common stock referenced in the foregoing sentence, the IPO terminated. J.P. Morgan Securities LLC, BofA Securities, Inc., TD Securities (USA) LLC, Leerink Partners LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the IPO.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:

Type of Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Shares to Be Sold	Expiration Date
Yuling Luo, Ph.D., Co-Founder, Chief Executive Officer and Chair of the Board	Adoption	September 16, 2026	X		Up to 150,000 (1)	October 29, 2027
Shiping Chen, Ph.D., Co-Founder, Chief Operating Officer and Director	Adoption	September 16, 2026	X		Up to 73,200	July 1, 2027
Timothy White, President	Adoption	September 16, 2026	X		Up to 149,360 (2)	September 30, 2027

* A contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** A “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

(1) Consists of up to 90,000 shares held by Dr. Luo and up to 60,000 shares held by Dr. Luo's spouse, Limin Chen, each to be sold under a single trading arrangement.

(2) Includes up to 79,360 shares issuable upon the exercise of stock options.

Item 6. Exhibits.

Exhibit number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43235) filed with the SEC on April 20, 2026).

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-294697), filed with the SEC on April 13, 2026).

10.1*#	Third Amendment to Loan and Security Agreement, dated August 6, 2026, by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.

10.2#	Offer Letter Agreement, dated August 23, 2026, by and between the Registrant and John L. Brottem.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alamar Biosciences, Inc.

Date: November 3, 2026	By:	/s/ Yuling Luo, Ph.D.
Yuling Luo, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Justin McAnear
Justin McAnear
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)